Form 10-K
PENNSYLVANIA ENTERPRISES INC
filed 1995-03-27
CIK 77231

PART I


ITEM  l.  BUSINESS

GENERAL

    Pennsylvania Enterprises, Inc. (the "Company") is a holding company formed in 1974 whose principal subsidiary, Pennsylvania Gas and Water Company ("PG&W"), is engaged in the distribution of natural gas and water. The Company's other subsidiaries, which include Pennsylvania Energy Resources, Inc. ("PERI"), Pennsylvania Energy Marketing Company ("PEM") and Theta Land Corporation ("THETA"), do not constitute a significant portion of either the Company's assets or operations.

    PG&W, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, is an operating public utility whose gas and water businesses are regulated by the Pennsylvania Public Utility Commission ("PPUC"). As of December 31, 1994, PG&W had approximately 139,300 gas customers and 132,500 water customers.

    PG&W's gas operating revenues are highly seasonal and depend on certain factors that are beyond its control, such as the price of natural gas and the availability of markets for natural gas. Other factors include the weather, the effect of federal and state regulation, the effect of competition from other forms of energy, including electricity and oil, and the switching of customers from sales to transportation service. See "GAS BUSINESS-Transportation and Storage Service."

    Since 1986, PG&W has incurred significant expenditures for water treatment facilities and improvements to its water distribution system. While the PPUC has approved rate increases since January 1, 1991, designed to produce an aggregate of $35.8 million in additional annual water operating revenues, PG&W will require additional rate increases in order to fully recover the capital investment associated with its water utility operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Rate Matters - Water Rate Filings" and "Industry Segments" on pages 27 to 29 and page 53, respectively, of the Company's Annual Report to Shareholders which is incorporated herein by reference.

    As of December 31, 1994, the Company and its subsidiaries employed approximately 965 persons.

INDUSTRY SEGMENTS

    Financial information with respect to the Company's industry segments for the years ended December 31, 1994, 1993 and 1992 appears on page 53 of the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

GAS BUSINESS

    PG&W distributes natural gas to an area in northeastern Pennsylvania lying within the Counties of Lackawanna, Luzerne, Wyoming, Susquehanna, Columbia, Montour, Northumberland, Lycoming, Union and Snyder, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The total estimated population of PG&W's natural gas service area, based on the 1990 U.S. Census, is 561,000.

    Number and Type of Customers.   At December 31, 1994, PG&W had approximately
139,300 natural gas customers, from which  it derived total natural gas revenues
of $168.0 million during 1994.    The  following  chart shows a breakdown of the
types of customers and the percentages of gas revenues generated by each type of customer in 1994:
[CAPTION]
            Type of Customer             % of Customers         % of Revenues
       [S]                                  [C]                    [C]
       Residential                           91.6%                  63.8%
       Commercial                             8.1                   23.8*
       Industrial                             0.2                   10.8*
       Other Users                            0.1                    1.6
          Total                             100.0%                 100.0%

    * Includes the 4.0% of total gas revenues derived from interruptible customers.

    During 1994, PG&W delivered an estimated total of 44,400,000 thousand cubic feet ("MCF") of natural gas to its customers, of which 56.3% was sold at normal tariff rates, 40.9% represented gas transported for customers and 2.8% was sold under the Alternate Fuel Rate (as described below).

    PG&W sells gas to "firm" customers with the understanding that it will not interrupt their supply except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted by PG&W at any time under the conditions set forth in their contracts for gas service. In 1994, a total of 1,157,000 MCF of natural gas was sold by PG&W to interruptible customers and 3,712,000 MCF was transported for such customers, which together represented 11.0% of the total deliveries of natural gas by PG&W to its customers during 1994.

    No individual customer accounted for as much as 2.0% of PG&W's operating revenues in 1994.

    Transportation and Storage Service. PG&W provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. Prior to March 25, 1993, transportation service was only provided to individual customers, or groups of not more than three customers, who consumed at least 50,000 MCF of natural gas per year. Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, PG&W offers firm transportation customers a "storage service" pursuant to which such customers may have gas delivered to PG&W during the period from April through October for storage and redelivery during the winter period. PG&W also offers firm transportation customers a "standby service" under the terms of which PG&W will supply the customer with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Commencing in April, 1995, PG&W will begin offering a Market Sensitive Sales Service ("MSSS") in conjunction with its transportation service. The MSSS, which was approved by Order of the PPUC entered January 11, 1995, provides for the sale of natural gas at contracted rates based on market prices and other specified terms and conditions. The MSSS is expected to result in additional sales of natural gas by PG&W and less transportation of natural gas by it on behalf of third parties.

    Set forth below is a summary of the gas transported by PG&W and the number of its customers using transportation service from 1992 to 1994:
[CAPTION]
                 Number             Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total
     [S]          [C]         [C]               [C]              [C]
     1994         574         13,411,000        4,744,000        18,155,000
     1993         569         10,078,000        4,627,000        14,705,000
     1992         457          9,084,000        3,843,000        12,927,000

    During 1995, PG&W expects to transport approximately 16,672,000 MCF of natural gas, of which it anticipates approximately 5,203,000 MCF will be Pennsylvania gas.

    The rates charged by PG&W for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. As a result, the transportation of interstate gas has had no significant adverse effect on earnings. However, the rate charged for the transportation of gas produced in Pennsylvania yields considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. This lower rate for the transportation of Pennsylvania gas is the result of regulations adopted by the PPUC to encourage the production of natural gas within the state.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PG&W offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG&W's normal tariff rates, PG&W is permitted by the PPUC to lower its price to these customers so that PG&W can remain competitive with the alternate fuel. However, in no instance may PG&W sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PG&W's revenues under the Alternate Fuel Rate amounted to $3.7 million in 1994, $4.6 million in 1993 and $3.4 million in 1992. These revenues reflected the sale of 1,223,000 MCF, 1,541,000 MCF and 1,149,000 MCF in 1994,
1993, and 1992, respectively. It is anticipated that approximately 1,410,000 MCF will be sold under the Alternate Fuel Rate in 1995. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

    FERC Order 636. On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), requiring interstate pipeline suppliers to restructure their services and operations in an attempt to enhance competition and maximize the benefits of wellhead price decontrol. The objectives of Order 636 were to be accomplished primarily by unbundling the services (i.e., the sale, transportation and storage of gas) provided by the interstate pipeline suppliers and by making those services available to end users on the same terms as local gas distribution companies, such as PG&W.

    Pursuant to Order 636, the interstate pipelines have been required to: (1) unbundle transportation service from sales service; (2) allocate sufficient storage capacity, together with firm transportation, to replicate previous sales services; (3) provide a no-notice transportation service; (4) provide open access storage service; (5) reallocate upstream pipeline capacity and upstream storage for the benefit of downstream interstate pipeline suppliers; and (6) implement a straight fixed-variable rate design to replace all modified fixed-variable rate designs. The interstate pipelines have been granted a blanket sales certificate to make unbundled sales in competition with non-pipeline merchants and are being permitted recovery of all reasonable and prudent transition costs incurred in order to comply with Order 636. Such transition costs include: (1) the cost of renegotiating existing gas supply contracts with producers ("Gas Supply Realignment Costs"); (2) recovery of gas costs included in the interstate pipelines' purchased gas adjustment accounts at the time they adopted market-based pricing for gas sales ("Account 191 Costs"); (3) unrecovered costs of assets that cannot be assigned to customers of unbundled services ("Stranded Costs"); and (4) costs of new facilities to physically implement Order 636 ("New Facility Costs"). Additionally, the interstate pipelines have been allowed pre-granted abandonment of sales and transportation services to customers upon expiration of applicable contracts, subject to customers' rights of first refusal.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). The PGC Order further stated that all such filings would be evaluated on a case-by-case basis. As of February 1, 1994, PG&W began to recover the Gas Transition Costs that are being billed to PG&W by its interstate pipelines through an increase in its PGC rate. It is currently estimated that these costs, which will be billed to PG&W over a nineteen-month period extending through March 31, 1995, will aggregate $1.2 million, of which $1.1 million had been billed to PG&W and $659,000 had been recovered from its customers as of December 31, 1994. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $3.8 million had been billed to PG&W and $1.1 million had been recovered from its customers as of December 31, 1994. As of December 31, 1994, PG&W had recorded a liability of $5.6 million for the estimated transition costs that remained to be billed to it as of such date, and both a current asset and a deferred asset (which together totaled $8.8 million) representing the transition costs remaining to be recovered from its customers.

    Sources of Supply. PG&W purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for the heating season (i.e., November through March) or for periods of one year or longer. These contracts typically provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 24.5% of PG&W's total purchases of natural gas in 1994. No other supplier accounted for more than 15% of PG&W's total purchases of natural gas in 1994.

    The purchases of natural gas by PG&W during each of the years 1994, 1993 and 1992 are summarized below:
[CAPTION]
                                 Volume                      Average
          Year               Purchased (MCF)               Cost per MCF
          [S]                  [C]                            [C]
          1994                 28,364,000                     $2.82
          1993                 26,200,000                     $2.98
          1992                 21,323,000                     $2.61

    During 1995, PG&W expects to purchase a total of approximately 30,157,000 MCF of natural gas under seasonal or longer-term contracts at a currently projected average cost of $2.79 per MCF. It is expected that a portion of these purchases will be made through a company that is being formed by a group of eight Northeastern and Mid-Atlantic local gas distribution companies including PG&W, the primary purposes of which will be to increase the reliability of natural gas supplies and reduce the cost of natural gas for the eight companies.

    PG&W presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1995, and the Company believes that PG&W will be able to obtain sufficient supplies to meet the demands of its existing customers and to serve new customers (of which approximately 3,500 are expected to be added in 1995) beyond October, 1995.

    Pipeline Transportation and Storage Entitlements.   Pursuant to the terms of
Order 636, PG&W has entered into agreements with its former interstate pipeline suppliers providing for the firm transportation by those pipelines of the following quantities of gas:
[CAPTION]
                                           Daily           Percentage of Total
                   Expiration          Transportation        Transportation
  Pipeline          Date (a)          Entitlement (MCF)        Entitlement
  [S]         [C]                        [C]                     [C]
  Transco     Various through 2015        74,100 (b)              55.5%
  Tennessee   1999 and 2000               48,252                  36.2
  Columbia    2004                        11,016                   8.3
                                         133,368                 100.0%

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and PG&W agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b) Includes 3,300 MCF per day that PG&W can transport during the period December through February pursuant to an agreement with Transco that extends through 2011.

    PG&W has also contracted with its former interstate pipeline suppliers for the following volumes of gas storage and storage withdrawals:
[CAPTION]
                                                                 Maximum
                     Expiration          Total Storage       Daily Withdrawal
  Pipeline            Date (a)             (MCF) (b)        From Storage (MCF)
  [S]           [C]                       [C]                    [C]
  Transco       Various through 2013       6,500,000             131,044
  Tennessee     November 1, 2000           3,500,000              23,031
  Columbia      October 31, 2004           1,100,000              16,036
                                          11,100,000             170,111

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and PG&W agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b)  Storage is utilized in order to meet peak day and seasonal demands.

    Based on its present pipeline transportation and storage entitlements, PG&W is entitled to a maximum daily delivery of the following quantities of gas:
[CAPTION]
                Firm Pipeline      Withdrawals
                Transportation     From Storage                     Percentage
  Pipeline          (MCF)             (MCF)        Total (MCF)       of Total
  [S]            [C]                 [C]             [C]              [C]
  Transco         74,100 (a)         131,044         205,144           67.6%
  Tennessee       48,252              23,031          71,283           23.5
  Columbia        11,016              16,036          27,052            8.9
                 133,368             170,111         303,479          100.0%

  (a) Includes 3,300 MCF that may be transported during the period December through February.

    In accordance with the provisions of Order 636, PG&W may release to its customers and other parties the portions of its firm pipeline transportation and storage entitlements which are in excess of its requirements. Such releases may be made upon notice in accordance with the provisions of Order 636 and for a consideration not in excess of PG&W's cost of the respective entitlement. Releases may be made for periods ranging from one day to the remaining term of the entitlement.

    Since September 1, 1993, PG&W has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to three years. The maximum capacity so released on any one day in 1994 was 38,985 MCF. Through March 10, 1995, PG&W had not, however, released any of its storage capacity.

    The Company believes that PG&W has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. PG&W plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 302,906 MCF. Based upon present pipeline transportation and storage contracts, and assuming no curtailments by its suppliers, PG&W could meet a peak day requirement of 303,479 MCF. PG&W's historic maximum daily sendout is 293,683 MCF, which occurred on January 19, 1994, when service to interruptible customers was curtailed. The mean temperature in its gas service area on that day was -8 degrees Fahrenheit.

    Construction Expenditures. PG&W's construction expenditures for gas utility plant in 1994 totaled $17.5 million and are estimated to be $21.9 million for 1995. The higher level of expenditures estimated for 1995 reflects certain long-term pipeline improvement programs, as well as an increased emphasis on new business development.

    Regulation. PG&W's natural gas utility operations are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties, the design, installation, testing, construction, and maintenance of PG&W's pipeline facilities and various other matters associated with broad regulatory authority.

    In addition to those regulations promulgated by the PPUC, PG&W must also comply with federal, state and local regulations relating generally to the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with such regulations has not had any material effect upon the capital expenditures, earnings or competitive position of PG&W's gas business. Although it cannot predict the future impact of these regulations, the Company believes that any additional expenditures and costs made necessary by them would be fully recoverable by PG&W through rates.

    PG&W, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants have been in operation since 1960, and several of the plant sites are no longer owned by PG&W. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG&W filed notices with the Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state laws, PG&W does not believe that additional costs, if any, related to these manufactured gas plant sites will be material to its financial position or results of operations.

    The Company is a "holding company" within the meaning of the Public Utility Holding Company Act of 1935, as amended ("PUHCA"), but it is exempt, pursuant to
Section 3(a) of the PUHCA, from all the provisions of the PUHCA (except Section 9(a)(2) thereof) and the rules and regulations promulgated thereunder. The Company files an annual exemption statement on Form U-3A-2 pursuant to Rule U-2 promulgated under the PUHCA. Pursuant to the PUHCA, certain acquisitions by the Company or its subsidiaries of the stock or assets of gas or electric public utilities are subject to prior approval by the Securities and Exchange Commission.

    PG&W's gas distribution and transportation activities are not subject to the Natural Gas Act, as amended.

    Valve Maintenance. On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W by January 31, 1994, to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. The Emergency Order was issued following the occurrence of two gas incidents (one concerning an explosion and the other a fire) in PG&W's service area in June and October, 1993, respectively, involving nearby gas shut off valves that had been paved over by third parties and that could not be readily located due to alleged inaccurate service line records. The Emergency Order also cited four additional incidents occurring since January 31, 1991, in which shut off valves had been paved over or records were inaccurate. In connection with these incidents, the PPUC has alleged that PG&W has violated certain federal and state regulations related to gas pipeline valves. The PPUC has the authority to assess fines for such violations. The PPUC ordered PG&W to develop a plan, including a timetable, by December 30, 1993, for compliance with the terms of the Emergency Order. PG&W met the December 30, 1993, deadline for submission of this plan. However, PG&W included in such plan, a timetable, which, in effect, requested an extension of the January 31, 1994, deadline contained in the Emergency Order, which PG&W viewed as unrealistic. On February 2, 1994, the PPUC staff notified PG&W that it considered the plan submitted by PG&W "only a general plan of action to address the problem with valving in [PG&W's] system" and that the plan "is lacking in detail and more information is needed." By letter dated February 2, 1994, the PPUC staff indicated that it would initiate an informal investigation of the matter, including PG&W's responsibility for the incidents referred to in the Emergency Order. Following discussions between the PPUC staff and PG&W regarding the development of a mutually acceptable plan, PG&W submitted a detailed plan of action for complying with the Emergency Order to the PPUC on April 11, 1994, which was subsequently revised. The PPUC staff agreed that the revised plan (the "Plan") satisfies the concerns of the PPUC expressed in the Emergency Order, and on November 30, 1994, the PPUC staff and PG&W entered into a Settlement Agreement, subject to approval by the PPUC, (i) terminating the informal investigation initiated by the PPUC staff, (ii) memorializing the acceptance by the PPUC staff of the Plan and (iii) evidencing PG&W's commitment to satisfy the requirements of the Plan. The PPUC must approve the Settlement Agreement. PG&W does not believe that compliance with the terms of the Settlement Agreement or any liability that might result from violations of law or the Emergency Order will have a material adverse effect on its financial position or results of operations.

    Rates. As required by the Code, PG&W files an annual purchased gas cost rate with the PPUC. This rate is designed to recover purchased gas costs for the period it will be in effect. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.
In accordance with this procedure, PG&W placed a purchased gas cost rate of $3.68 per MCF in effect on December 1, 1994, and is required to file a proposed purchased gas cost rate on or before June 1, 1995, to be effective December 1, 1995. It is not presently possible to estimate how this proposed rate will compare to the current purchased gas cost rate of $3.68 per MCF, which is scheduled to remain in effect through November 30, 1995. The annual changes in gas rates on account of purchased gas costs have no effect on PG&W's earnings since the change in revenues is offset by a corresponding change in the cost of gas.

    The PPUC has issued proposed regulations that would provide for the quarterly adjustment of the purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these proposed regulations would not have any material effect on either the Company's or PG&W's financial position or results of operations.

    FERC Order 636, among other matters, requires that PG&W contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities may result in increased scrutiny by the PPUC as to the prudence of PG&W's gas procurement and supply activities. Depending upon how the PPUC views the cost effectiveness of such activities, PG&W may not be permitted to recover all of its gas supply costs in the rates charged to customers. However, although it cannot be certain, the Company believes that PG&W will be able to demonstrate to the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs in its purchased gas cost rate.

    Tax Surcharge Adjustments. The PPUC allows PG&W to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. In accordance with such procedure, PG&W filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 1, 1994, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on June 16, 1994, decreasing the Corporate Net Income Tax rate.

WATER BUSINESS

    PG&W distributes water to an area lying within the Counties of Lackawanna, Luzerne, Susquehanna and Wayne, which includes the Cities of Scranton and Wilkes-Barre and 62 other municipalities. The total estimated population of PG&W's water service area, based on the 1990 U.S. Census, is 398,000.

    Number and Type of Customers.   At December 31, 1994, PG&W had approximately
132,500 water customers from which it derived total water revenues of $66.7 million during 1994. The following chart shows a breakdown of the types of customers and the percentages of water revenues they generated in 1994:
[CAPTION]
           Type of Customer              % of Customers         % of Revenues
       [S]                                   [C]                   [C]
       Residential                            91.6%                 63.2%
       Commercial                              7.1                  18.3
       Industrial                              0.3                   8.6
       Municipal and Other Users               1.0                   9.9
          Total                              100.0%                100.0%

    Sources of Supply and Safe Yield. The water that PG&W distributes is furnished by a PG&W-owned water supply system, which includes 36 active and standby reservoirs located on extensive watershed lands and five wells. The water supply can be augmented, on a short-term basis, by two pump stations that can pump water from streams outside the watershed into the reservoir storage system. The combined "safe yield" of PG&W's active and standby sources of supply is approximately 88 million gallons per day, and the combined storage capacity of the reservoir system is estimated by PG&W to be approximately 20 billion gallons. ("Safe yield" is the quantity of water, generally expressed in million gallons per day, that a source of supply can deliver in extreme drought conditions.) The average daily delivery into PG&W's water distribution system during 1994 was approximately 66.5 million gallons. As of December 31, 1994, the quantity of water held in PG&W's reservoirs was approximately 19.0 billion gallons or 96.3% of their maximum storage capacity.

    PG&W has always been able to provide adequate water supplies to meet the requirements of its service area and has never issued a mandatory water conservation directive. PG&W believes it can continue to meet fully the water supply requirements of its service area in the absence of any extended periods of severe drought.

    The Susquehanna River, one of the major rivers in the Commonwealth of Pennsylvania, flows through PG&W's service area and has always been considered a possible source of supply for its service area. Although PG&W is not presently taking any water from the Susquehanna River and does not have facilities installed that would permit it to do so, it is currently authorized to withdraw, on an emergency basis, 15 million gallons per day from the river.

    Filtration of Water Supplies. All of PG&W's water customers are supplied with filtered water (except for several hundred who are supplied with ground water from wells) which meets all federal and state drinking water regulations. The filtration of PG&W's water supplies is performed at ten water treatment plants, located throughout PG&W's water service area, which have an aggregate daily capacity of 101.1 million gallons. The goal of providing all of PG&W's customers who are served from surface supplies with filtered water was achieved on September 30, 1993, when the Watres Water Treatment Plant was placed into operation. The Watres Water Treatment Plant was the last of eight water treatment plants to be constructed and placed into operation by PG&W during the period 1988 through 1993. Until the construction of these plants, most of PG&W's water customers were supplied with treated, but nonfiltered water, obtained from various reservoirs and stream intakes, although a relatively small percentage of its customers received filtered water from two previously existing water treatment plants or ground water pumped from wells.

    Main Replacement and Rehabilitation Program and Other Distribution System Improvements. PG&W distributes water to its customers through approximately 1,689 miles of pipe ranging in size from over 48" in diameter to less than 1" in diameter. The majority of the water mains in PG&W's distribution system consists of cast iron or ductile iron pipe. The majority of cast iron pipe is unlined. Approximately 54% (based on linear feet of pipe of all diameters) of PG&W's water mains were installed prior to 1920 and approximately 30% were installed prior to 1900.

    In 1987, PG&W completed a review of its distribution system designed to ascertain the general nature and the approximate cost of improvements that would be required for a complete distribution system main rehabilitation. In performing the study, PG&W made certain assumptions as to the general structural condition of its system. It did not request outside engineering assessments of the entire system. Using the criteria developed in the distribution system assessment as a guide, PG&W preliminarily estimated the cost of complete distribution system main replacement and/or rehabilitation to be approximately $248 million at 1987 price levels.

    Based upon this assessment, PG&W determined that embarking on a program to accomplish total distribution system rehabilitation in a relatively short span of time would not be a cost effective means of improving water quality. PG&W determined that the most substantial opportunities for improvement of water quality lay in the filtration of PG&W's sources of water supply. In view of the large commitment of capital needed to construct water treatment plants, rapid implementation of a distribution system rehabilitation program would divert financial resources from, and cause delays in, the construction of those facilities. Consequently, PG&W developed a program of rehabilitation to be implemented on a more modest scale, which PG&W believes will address the conditions that are most likely to cause degradation of water quality in the distribution system. This program, which includes the selective replacement and rehabilitation of water mains and services and the elimination of dead-end lines, involved the expenditure of $55.0 million during the period 1988 through 1994.

    In connection with its distribution system rehabilitation program, PG&W intends to expend an average of $9.8 million per year during the period 1995 through 1997 for water distribution system improvements, primarily the replacing or cleaning and lining of mains. Such replacement and cleaning and lining of mains will focus on the areas of highest priority and will be based on the criteria set forth in the 1987 distribution system assessment, which will be updated in accordance with the PPUC's June 23, 1993, Order allowing PG&W a conditional rate increase for the Scranton Water Rate Area. As part of the settlement resolving certain disputed issues relating to such Order, PG&W agreed to spend a total of $4.9 million annually beginning June 23, 1993 (an additional $2.5 million over its actual average annual expenditure of $2.4 million during the three-year period ended June 30, 1993), for distribution system improvements in the Scranton Water Rate Area until the PPUC is satisfied that PG&W is providing adequate service. PG&W was in compliance with this provision of the Order as of December 31, 1994, and the additional expenditures it is so required to make are included in the amounts that it is planning to spend annually on distribution system improvements during the years 1995 through 1997.

    PG&W estimates that approximately 30% of the water introduced to its distribution system is lost through leakage or otherwise cannot be accounted for through identifiable uses. However, PG&W believes that its rate of unaccounted for water is not uncharacteristic of water systems of similar age, size and demographics. Unaccounted for water requires PG&W to incur expenses to process water that is not furnished to customers. While such costs are typically recoverable in the rates charged to customers, the PPUC has disallowed their recovery when unaccounted for water reached a level the PPUC determined to be unreasonable. The PPUC, in a 1989 Policy Statement on water conservation for water utilities, stated that levels of unaccounted for water should be kept within reasonable levels. Although the PPUC has considered levels above 20% to be excessive in certain circumstances, there is no industry standard for unaccounted for water levels. In a 1990 decision involving another Pennsylvania water utility, the PPUC recognized that historic unaccounted for water problems could not be resolved immediately and that a utility would not be penalized if it were making substantial progress toward achieving the 20% unaccounted for goal. PG&W believes that it has made substantial progress in identifying sources of water loss in its system through the implementation of an aggressive leak detection program in conjunction with an ongoing main replacement program and it is continuing its efforts to identify additional sources utilizing the services of consultants.

    Regulation. PG&W's water utility operations are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties and various other matters associated with broad regulatory authority.

    PG&W, in common with most industrial enterprises, is subject to regulation with respect to the environmental effects of its operations. In addition to the PPUC, the principal agency having regulatory authority over PG&W's water operations is the DER, which has jurisdiction, among other matters, concerning water rights, sources of supply, the design and construction of waterworks, the quality of drinking water and the safety of dams.

    In addition to those regulations promulgated by the PPUC, PG&W must also comply with federal, interstate compact, state and local regulations relating generally to the discharge of materials into the environment, or otherwise relating to the protection of the environment. Compliance with such regulations has not had any material effect upon the capital expenditures, earnings or competitive position of PG&W's water business. Although it cannot predict the future impact of these regulations, the Company believes that any additional expenditures and costs made necessary by them will be fully recoverable by PG&W through rates.

    Federal and State Water Quality Standards. The Federal Safe Drinking Water Act of 1974 (the "Act") regulates the quality of drinking water provided to the public. Pursuant to the Act, the EPA has issued regulations relating to, among other things, water quality standards, maximum contaminant levels and monitoring requirements and prohibitions against the use of lead in distribution systems. As permitted by the Act, the Pennsylvania Department of Environmental Resources (the "DER") has assumed primacy for enforcement of drinking water standards in Pennsylvania. PG&W has taken action to comply with these regulations and does not anticipate any impact on its water operations as a result thereof.

    Treatment and Testing of Water. All water entering PG&W's distribution system is filtered (except for the small quantity of ground water pumped from wells), disinfected, and treated with chemicals to minimize corrosion of the distribution system and customers' piping. Water samples are taken at each of the intake stations and at selected locations in PG&W's service area, and turbidity is monitored at each location at which the water enters the distribution system. PG&W operates a laboratory which is certified by the DER to perform microbiological, inorganic and organic chemical analyses of the water in both its reservoirs and distribution system, utilizing a scheduled sampling program. Such analyses include those tests required by the DER, and the results of such tests are reported to the DER as required by law.

    Construction Expenditures. PG&W's construction expenditures for water utility plant in 1994 totaled $19.3 million, and are estimated to be $23.0 million for 1995. The higher level of capital expenditures estimated for 1995 is primarily attributable to the construction of storage tanks at the Hillside Water Treatment Plant and increased expenditures for distribution system improvements.

    Rates.   The  following  table  summarizes  PG&W's  requests  for water rate increases and the action taken by the PPUC on those requests from January 1, 1991, to March 10, 1995:

                                              Amount                    Increase
                               Date of       Requested    Effective      Granted
       Service Area            Request     (in millions)    Date      (in millions)
Scranton (filtered water
  customers)               June, 1990      $   25.5     March, 1991   $   15.0  (1)
                                                        (subject to
                                                         phase-in)
Spring Brook (customers
  served water exclusively
  from the Nesbitt Water
  Treatment Plant)         April, 1991          2.6     January, 1992      1.9

Spring Brook (customers
  served water exclusively
  from the Crystal Lake
  Water Treatment Plant)   June, 1992           4.4     March, 1993        2.0  (1)
                                                        (subject to
                                                         phase-in)
Scranton (filtered water
  customers)               September, 1992      9.9     June, 1993         5.0  (1)

Spring Brook (customers
  served water exclusively
  from the Ceasetown and
  Watres Water Treatment
  Plants)                  April, 1993         19.5     December, 1993    11.9  (1)
                                                        (subject to
                                                         phase-in)

(1) See -Management's Discussion and Analysis of Financial Condition and Results of Operations-Rate Matters-Water Rate Filings beginning on page 27 of the Company's 1994 Annual Report to Shareholders which is incorporated herein by reference.

    The rate relief granted in the past to PG&W by the PPUC has been less than the full amounts requested. Generally, the amounts granted have been determined through negotiated settlements with certain parties to the proceedings in order to obtain rate relief earlier than expected and to avoid the substantial expenses associated with further administrative and possible appellate proceedings. The Company believes that PG&W will be able to obtain adequate future rate relief as it makes further improvements to its distribution system and is able to demonstrate it is providing water that is suitable for all "household purposes", i.e., meeting federal and state primary (health-related) and secondary (aesthetics-related, particularly taste, odor and color) drinking water standards, and that meets all applicable water quality standards.

    The magnitude of  the  projected  rate  increases  that  will be required to enable PG&W to fully recover its capital expenditures associated with the construction of the water treatment plants will be significant. Prior to the construction of the plants, the average annual cost of water to PG&W's customers receiving nonfiltered water was approximately $143. The average annual cost of water to PG&W's residential customers, all of whom are now receiving filtered water (except for several hundred who are supplied ground water from wells) was approximately $340 as of March, 1995. PG&W anticipates that this cost will increase to approximately $460 in the latter part of this decade, at which time PG&W expects to have been allowed by the PPUC to fully reflect in rates its costs associated with the filtration of its water supplies. PG&W believes that these levels of increases, in terms of percentages, will not be inconsistent with those that have been or will be experienced by other water utilities required to make a similar transition to filtered water; however, the level of rates that PG&W expects to seek in future rate increases will be such that the PPUC may question the "affordability" of such rates and may require that any such rate increases be phased-in over a period of time in order to reduce consumer "rate shock." While the Company expects that the PPUC will grant PG&W adequate rate relief in a timely manner, there can be no assurance that the PPUC will take such action.

    Tax Surcharge Adjustments.    The  PPUC  allows  PG&W  to  apply a state tax
adjustment surcharge tariff to its bills for water service to recoup any increased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax or Public Utility Realty Tax. In accordance with such procedure, PG&W filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 1, 1994, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on June 16, 1994, decreasing the Corporate Net Income Tax rate.

NONREGULATED SUBSIDIARIES

    Certain of the Company's operations are also conducted by Pennsylvania Energy Resources, Inc. ("PERI"), Pennsylvania Energy Marketing Company ("PEM") and Theta Land Corporation ("THETA"). Operating revenues and operating income (after taxes on income) attributable to PERI, PEM and THETA have not been significant relative to the Company's regulated operations.

    PERI. PERI sells materials and supplies used in the distribution of water and natural gas and engages in service activities, primarily the maintenance of gas heating appliances for PG&W customers.

    PEM. PEM is engaged in the marketing and brokering of natural gas directly to large industrial and commercial users.

    THETA.  Theta owns a small  amount  of  real  estate which is being held for
sale or future development.    Theta  also  periodically  engages in the sale of
forest products.

EXECUTIVE OFFICERS OF THE COMPANY

                                                           Positions and
                                        Officer           Offices with the
           Name               Age        Since                 Company
Kenneth L. Pollock             74         1987        Chairman of the Board of
                                                      Directors

William D. Davis               63         1991        Vice  Chairman   of  the
                                                      Board of Directors

Dean T. Casaday                63         1991        President and Chief
                                                      Executive Officer

Harry E. Dowling               45         1984        Vice   President,  Human
                                                      Resources  and  Customer
                                                      Services

David R. Kaufman               41         1991        Vice President, Water
                                                      Resources

John F. Kell, Jr.              57         1978        Vice President, Finance

Joseph F. Perugino             56         1988        Vice          President,
                                                      Marketing and Gas Supply

Thomas J. Ward                 44         1988        Vice President,
                                                      Administration and
                                                      Secretary

Richard N. Marshall            37         1993        Treasurer

Thomas J. Koval                42         1992        Controller and Assistant
                                                      Treasurer

    Each of the Executive Officers has been elected to serve until the first meeting of the Board of Directors of the Company following the 1995 Annual Meeting and until his successor has been duly elected. Also, each of these Officers holds the same position with PG&W. Other than with respect to Mr. Casaday, who has an employment agreement with the Company as President and Chief Executive Officer for a one-year period ending August 31, 1995, there are no arrangements or understandings between any officer and any other person pursuant to which he was selected as an officer.

    Other than for Kenneth M. Pollock, a Director, who is the son of Kenneth L. Pollock, the Chairman of the Board of Directors, there are no existing family relationships between any directors or executive officers of the Company.

ITEM 2.  PROPERTIES

    Gas.    PG&W's  gas  system   consists   of  approximately  2,191  miles  of
distribution lines, nine city gate and 67 major regulating stations and miscellaneous related and additional property. PG&W believes that its gas utility properties are adequately maintained and in good operating condition in all material respects. Continued expenditures will, however, be required with regard to PG&W's on-going valve maintenance program. See "Business-Gas Business-Valve Maintenance."

    Most of PG&W's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by twenty-nine supplemental indentures (collectively, the "Indenture") from PG&W to First Trust of New York, National Association, as Trustee.

    Water. PG&W's water system consists principally of 36 active and standby reservoirs and stream intakes, ten water treatment plants, five wells, various distribution system storage tanks, approximately 1,689 miles of aqueducts and pipelines, and miscellaneous related and additional property. In addition, PG&W owns approximately 53,000 acres of land situated in northeastern Pennsylvania.

    In PG&W's opinion, its water utility properties are adequately maintained and in good operating condition in all material respects. Continued capital expenditures will, nonetheless, be required for PG&W's on-going program of water main replacement and rehabilitation and other improvements to ensure the integrity of PG&W's distribution system. See "Business-Water Business-Main Replacement and Rehabilitation Program and Other Distribution System Improvements."

    Most of PG&W's water utility properties are subject to a first mortgage lien pursuant to the Indenture. Additionally, certain of these properties are subject to a second mortgage lien (the "PENNVEST Mortgage") pursuant to a loan agreement, dated October 16, 1987, between PG&W and the Pennsylvania Water Facilities Loan Board and pursuant to loan agreements, dated March 3, 1989, and December 3, 1992, between PG&W and the Pennsylvania Infrastructure Investment Authority ("PENNVEST"), under the terms of which funds were provided to finance the construction of certain water facilities. The PENNVEST Mortgage also secures PG&W's obligations under assumption agreements dated April 5, 1993, with PENNVEST which relate to loans which were assumed by PG&W in connection with its acquisition of two small water companies.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the business of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1994, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The information captioned "Common Stock and Dividend Information" and presented on page 56 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Page 54 of the Company's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Pages 22 through 32 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Pages 33 through 51 of the Company's 1994 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  Identification of Directors

    The information required by this item concerning directors of the Company has been omitted from this Form 10-K since the Company expects to file its definitive proxy statement not later than 120 days after the close of its fiscal year covered by this Form 10-K.

(b)  Identification of Executive Officers

    Information concerning the Company's executive officers is set forth in Part I of this Form 10-K under the heading "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION

    This information has been omitted from this Form 10-K since the Company expects to file its definitive proxy statement not later than 120 days after the close of its fiscal year covered by this Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    This information has been omitted from this Form 10-K since the Company expects to file its definitive proxy statement not later than 120 days after the close of its fiscal year covered by this Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information has been omitted from this Form 10-K since the Company expects to file its definitive proxy statement not later than 120 days after the close of its fiscal year covered by this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
             The following consolidated financial statements, notes to consolidated financial statements and report of independent public accountants for the Company and its subsidiaries contained in the Company's 1994 Annual Report to Shareholders filed as Exhibit 13 hereto are incorporated herein by reference.
[CAPTION]
                                                                           1994
                                                                          Annual
                                                                          Report
                                                                           Pages
           [S]                                                            [C]
           Consolidated Statements of Income for each of the three years
             in the period ended December 31, 1994. . . . . . . . . . . .   33

           Consolidated Balance Sheets as of December 31, 1994 and 1993 .   34

           Consolidated Statements of Cash Flows for each of the three
             years in the period ended December 31, 1994. . . . . . . . .   36

           Consolidated Statements of Capitalization as of December 31,
             1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .   37

           Consolidated Statements of Common Shareholders' Investment
             for each of the three years in the period ended December
             31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . .   38

           Notes to Consolidated Financial Statements . . . . . . . . . .   39

           Report of Independent Public Accountants . . . . . . . . . . .   51

     2.  Financial Statement Schedules
             The following consolidated financial statement schedule for the Company and its subsidiaries is filed as a part of this Form 10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           Schedule Number                                                 Page
             II  Valuation and Qualifying Accounts for the three-year
                   period ended December 31, 1994 . . . . . . . . . . . .   22

     3.  Exhibits
             See "Index to Exhibits" located on page 24 for a listing of all exhibits filed as part of this report on Form 10-K.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1994.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes the Company's executive compensation plans and arrangements in effect as of December 31, 1994.

     Exhibit

     10-33 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

     10-34 Agreement by and between the Company, PG&W and Robert L. Jones dated as of March 15, 1991 -- filed as Exhibit No. 10-44 to the Company's Annual Report on Form 10-K for 1990, File No. 0-7812.

     10-35  Employment  Agreement  effective  September  1,  1994,  between  the
            Company and Dean T. Casaday -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-7812.

     10-36 Supplemental Retirement Agreement, dated as of December 23, 1991, between the Company and Dean T. Casaday -- filed as Exhibit 10-17 to the Company's Common Stock Form S-2, Registration No. 33-43382.

     10-37 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between the Company and Dean T. Casaday -- filed herewith.

     10-38 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to the Company's 1993 definitive Proxy Statement, File No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE



To Pennsylvania Enterprises, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Pennsylvania Enterprises, Inc.'s 1994 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 17, 1995. Our audit was made for the purpose of forming an opinion on those consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the three-year period ended December 31, 1994 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                 ARTHUR ANDERSEN LLP



New York, N.Y.
February 17, 1995

SCHEDULE II

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
[CAPTION]
                                               PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)
[S]                                         [C]
Date:     March 27, 1995                    By:      /s/ Dean T. Casaday
                                                         Dean T. Casaday
                                                President and Chief Executive
                                                           Officer
                                                (Principal Executive Officer)

Date:     March 27, 1995                    By:     /s/ John F. Kell, Jr.
                                                        John F. Kell, Jr.
                                                   Vice President, Finance
                                                (Principal Financial Officer
                                              and Principal Accounting Officer)

    Pursuant to the requirements of  the  Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
[CAPTION]
          Signature                         Capacity                    Date
  [S]                              [C]                            [C]
  /s/ Kenneth L. Pollock           Chairman of the Board of       March 27, 1995
      Kenneth L. Pollock            Directors

  /s/ William D. Davis             Vice Chairman of the Board     March 27, 1995
      William D. Davis              of Directors

  /s/ Dean T. Casaday              Director, President and        March 27, 1995
      Dean T. Casaday               Chief Executive Officer

  /s/ Robert J. Keating                   Director                March 27, 1995
      Robert J. Keating

  /s/ John D. McCarthy                    Director                March 27, 1995
      John D. McCarthy

  /s/ Kenneth M. Pollock                  Director                March 27, 1995
      Kenneth M. Pollock

  /s/ James A. Ross                       Director                March 27, 1995
      James A. Ross

  /s/ Ronald W. Simms                     Director                March 27, 1995
      Ronald W. Simms

                                INDEX TO EXHIBITS
Exhibit
Number
[CAPTION]
(3) Articles of Incorporation and By Laws:
 [S]        [C]
 3-1        Restated Articles of  Incorporation  of  the  Company, as amended --
            filed  as  Exhibit  3-1  to  the  Company's  Senior  Note  Form S-2,
            Registration No. 33-47581.

 3-2 By-Laws of the Company, as amended and restated on January 18, 1995 -- filed herewith.

(4) Instruments Defining the Rights of Security Holders, Including Debentures:

 4-1 Indenture of Mortgage and Deed of Trust, dated as of March 15, 1946, between Scranton-Spring Brook Water Service Company (now PG&W) and Guaranty Trust Company, as Trustee (now Morgan Guaranty Trust Company of New York) -- filed as Exhibit 2(c) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-2 Fourth Supplemental Indenture, dated as of March 15, 1952 -- filed as Exhibit 2(d) to PG&W's Bond Form S-7, Registration No. 2-55419.


 4-3        Ninth Supplemental Indenture, dated as of March 15, 1957 -- filed as
            Exhibit 2(e) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-4 Tenth Supplemental Indenture, dated as of September 1, 1958 -- filed as Exhibit 2(f) to PG&W's Bond Form S-7, Registration No. 2-55419.


 4-5 Twelfth Supplemental Indenture, dated as of July 15, 1960 -- filed as Exhibit 2(g) to PG&W's Bond Form S-7, Registration No. 2-55419.


 4-6 Fourteenth Supplemental Indenture, dated as of December 15, 1961 -- filed as Exhibit 2(h) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-7 Fifteenth Supplemental Indenture, dated as of December 15, 1963 -- filed as Exhibit 2(i) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-8 Sixteenth Supplemental Indenture, dated as of June 15, 1966 -- filed as Exhibit 2(j) to PG&W's Bond Form S-7, Registration No. 2-55419.


 4-9 Seventeenth Supplemental Indenture, dated as of October 15, 1967 -- filed as Exhibit 2(k) to PG&W's Bond Form S-7, Registration No. 2-55419.

 4-10 Eighteenth Supplemental Indenture, dated as of May 1, 1970 -- filed as Exhibit 2(1) to PG&W's Bond Form S-7, Registration No. 2-55419.


 4-11 Nineteenth Supplemental Indenture, dated as of June 1, 1972 -- filed as Exhibit 2(m) to PG&W's Bond Form S-7, Registration No. 2-55419.

Exhibit
Number

 4-12 Twentieth Supplemental Indenture, dated as of March 1, 1976 -- filed as Exhibit 2(n) to PG&W's Bond Form S-7, Registration No. 2-55419.


 4-13 Twenty-first Supplemental Indenture, dated as of December 1, 1976 -- filed as Exhibit 4-16 to PG&W's Annual Report on Form 10-K for 1982, File No. 1-3490.

 4-14 Twenty-second Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-22 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

 4-15 Twenty-third Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-23 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

 4-16 Twenty-fourth Supplemental Indenture, dated as of September 1, 1991, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-3 to the Company's Common Stock Form S-2, Registration No. 33-43382.

 4-17 Twenty-fifth Supplemental Indenture, dated as of September 1, 1992, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-17 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-18 Twenty-sixth Supplemental Indenture, dated as of December 1, 1992, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-18 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-19 Twenty-seventh Supplemental Indenture, dated as of December 1, 1992, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-19 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-20 Twenty-eighth Supplemental Indenture, dated as of December 1, 1993, from PG&W to Morgan Guaranty Trust Company of New York, as Trustee -- filed as Exhibit 4-20 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

 4-21 Twenty-ninth Supplemental Indenture, dated as of November 1, 1994, from PG&W to First Trust of New York, National Association, as Successor Trustee to Morgan Guaranty Trust Company of New York -- filed as Exhibit 4-21 to PG&W's Annual Report on Form 10-K for 1994, File No. 1-3490.

            NOTE: The First, Second, Third, Fifth, Sixth, Seventh, Eighth, Eleventh and Thirteenth Supplemental Indentures merely convey additional properties to the Trustee.

4-22 Indenture dated as of June 15, 1992, between the Company and Chemical Bank, as Trustee, with respect to the Company's 10.125% Senior Notes due June 15, 1999 -- filed as Exhibit 4-20 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

Exhibit
Number

(10) Material Contracts:

10-1 Service Agreement for storage service under Rate Schedule LGA, dated August 6, 1974, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-3 to PG&W's Annual Report on Form 10-K for 1984, File No. 1-3490.

10-2 Service Agreement for transportation service under Rate Schedule FT, dated February 1, 1992, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-4 to PG&W's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-3 Service Agreement for storage service under Rate Schedule SS-2, dated April 1, 1990, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-4 Service Agreement for sales service under Rate Schedule FS, dated August 1, 1991, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-6 to the Company's Annual Report on Form 10-K for 1991, File No. 0-7812.

10-5 Service Agreement for transportation service under Rate Schedule FT, dated August 1, 1991, between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-6 Service Agreement for transportation service under Rate Schedule IT, dated January 31, 1992, between PG&W and Transcontinental Gas Pipeline Corporation -- filed as Exhibit 10-8 to the Company's Annual Report on Form 10-K for 1991, File No. 0-7812.

10-7 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-7 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-8 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PG&W and Transcontinental Gas Pipeline Corporation Company -- filed as Exhibit 10-8 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-9 Service Agreement for transportation service under Rate Schedule FTS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-9 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-10 Service Agreement for transportation service under Rate Schedule SST, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-10 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

Exhibit
Number

10-11 Service Agreement for storage service under Rate Schedule FSS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-11 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-12 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PG&W and Columbia Gulf Transmission Company -- filed as Exhibit 10-12 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-13 Service Agreement for transportation service under Rate Schedule ITS-1, dated November 1, 1993, by and between PG&W and Columbia Gulf Transmission Company -- filed as Exhibit 10-13 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-14 Service Agreement for transportation service under Rate Schedule ITS, dated November 1, 1993, by and between PG&W and Columbia Gas Transmission Corporation -- filed as Exhibit 10-14 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-15 Service Agreement (Contract No. 946) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline Company -- filed as Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-16 Service Agreement (Service Package No. 171) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline Company -- filed as Exhibit 10-2 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-17 Service Agreement (Service Package No. 187) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline Company -- filed as Exhibit 10-3 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-18 Service Agreement (Service Package No. 190) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline -- filed as Exhibit 10-4 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-19 Service Agreement (Contract No. 2289) for storage service under Rate Schedule FS, dated September 1, 1993, by and between PG&W and Tennessee Gas Pipeline -- filed as Exhibit 10-5 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-20 Bond Purchase Agreement, dated September 1, 1989, relating to PG&W's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PG&W -- filed as
            Exhibit 10-34 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

Exhibit
Number

10-21       Form of Bond Purchase Agreement, dated  as of September 1, 1991, re:
            $50.0 million of 9.57% First Mortgage Bonds, due September 1, 1996, entered into between PG&W and each of the following parties: Pacific Mutual Life Insurance Company, Principal Mutual Life Insurance Company, Great West Life & Annuity Insurance Company, The Life Insurance Company of Virginia, Lutheran Brotherhood, Transamerica Life Insurance and Annuity Company and The Franklin Life Insurance Company -- filed as Exhibit 10-7 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-22 Amended and Restated Project Facilities Agreement dated as of September 1, 1992, between PG&W and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-27 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

10-23 7.20% Bond Purchase Agreement, dated September 2, 1992, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-28 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

10-24 Project Facilities Agreement, dated December 1, 1992, between Luzerne County Industrial Development Authority and PG&W -- filed as
            Exhibit 10-29 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

10-25 7.125% Bond Purchase Agreement, dated December 10, 1992, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-30 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

10-26 Second Amended and Restated Project Facilities Agreement dated as of December 1, 1993, between PG&W and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-30 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-27 6.05% Bond Purchase Agreement, dated December 2, 1993, among the Luzerne County Industrial Development Authority, PG&W and Butcher & Singer, a division of Wheat First Securities, Inc., as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-31 to PG&W's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-28 7% Bond Purchase Agreement, dated November 1, 1994, among the Luzerne County Industrial Development Authority, PG&W and Wheat First Butcher Singer, as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-28 to PG&W's Annual Report on Form 10-K for 1994, File No. 1-3490.

Exhibit
Number

10-29 Amended and Restated Project Facilities Agreement dated as of November 1, 1994, between PG&W and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-29 to PG&W's Annual Report on Form 10-K for 1994, File No. 1-3490.

10-30 Term Loan Agreement, dated as of May 31, 1994, by and among Pennsylvania Enterprises, Inc. and the Banks parties thereto and PNC Bank, National Association, as Agent -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-7812.

10-31 Credit Agreement, dated as of April 19, 1993, by and among PG&W, the Banks parties thereto and PNC Bank, Northeast PA, as Agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed as
            Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 0-7812.

10-32 First Amendment to Credit Agreement and Notes, dated as of December 16, 1994, by and among PG&W, the Banks parties thereto and PNC Bank, Northeast PA, as Agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed as Exhibit 10-31 to PG&W's Annual Report on Form 10-K for 1994, File No. 1-3490.

10-33 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

10-34 Agreement, dated as of March 15, 1991, by and between the Company, PG&W and Robert L. Jones -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1990, File No. 0-7812.

10-35       Employment  Agreement  effective  September  1,  1994,  between  the
            Company and Dean T. Casaday -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, File No. 0-7812.

10-36 Supplemental Retirement Agreement, dated as of December 23, 1991, between the Company and Dean T. Casaday -- filed as Exhibit 10-17 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-37 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between the Company and Dean T. Casaday -- filed herewith.

10-38 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 - filed as Exhibit A to the Company's 1993 definitive Proxy Statement, File No. 0-7812.

Exhibit
Number

(11) Statement Re Computation of Per Share Earnings:

11-1        Statement Re Computation of Per Share Earnings -- filed herewith.


(13)  Annual Report to Security Holders:

13-1 1994 Annual Report to Shareholders (except for the information presented on the front and rear covers and pages 1 through 21, which are not deemed to be filed with the Securities and Exchange Commission for the purposes of the Securities Exchange Act of 1934) -- filed herewith.

(21) Subsidiaries of the Registrant:

21-1        Subsidiaries of the Registrant -- filed herewith.

(23) Consents of Experts and Counsel:

23-1        Consent of Independent Public Accountants -- filed herewith.

                                  TABLE OF CONTENTS


PART I                                                                       PAGE
    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .  16

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .  16

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .  16


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . .  17

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . .  17

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .  17

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . .  17

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . .  17


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .  18

    Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  18

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . .  18

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  18


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  19*

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  23






________________________
* The "Index to Exhibits" is located on page 24.



                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1994

                                                      Balance at   Charged    Charged                    Balance
                                                      beginning      to       to other                   at end
             Description                               of year     income     accounts   Deductions      of year
                                                                          (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1994                      $    1,229   $ 2,345    $      -   $    2,259(a)   $ 1,315

    Year ended December 31, 1993                      $    1,480   $ 1,595    $      -   $    1,846(a)   $ 1,229

    Year ended December 31, 1992                      $    1,612   $ 1,806    $      -   $    1,938(a)   $ 1,480


Shown as operating reserves on the consolidated balance sheets:

    Insurance -

        Year ended December 31, 1994                  $    1,863   $ 1,695    $      -   $    1,175(b)   $ 2,383

        Year ended December 31, 1993                  $    1,565   $ 1,823    $     75   $    1,600(b)   $ 1,863

        Year ended December 31, 1992                  $    1,847   $ 1,216    $      -   $    1,498(b)   $ 1,565


NOTES:
(a)  Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b)  Deductions are principally payments made in settlement of claims.






















