Form 10-Q
period 1995-03-31
PENNSYLVANIA ENTERPRISES INC
filed 1995-05-09
CIK 77231

PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              months ended March 31, 1995 and 1994. . . . . . . . . . .    2

            Consolidated Balance Sheets as of March 31, 1995,
              and December 31, 1994 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 1995 and 1994. . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   11


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   17

                        PART I.  FINANCIAL INFORMATION

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                    Three Months Ended
                                                         March 31,
                                                    1995*         1994*
                                                  (Thousands of Dollars)
OPERATING REVENUES                                $  68,237     $  80,233
  Cost of gas                                        41,407        50,460
OPERATING MARGIN                                     26,830        29,773

OTHER OPERATING EXPENSES:
  Operation                                           5,824         6,320
  Maintenance                                           968         1,150
  Depreciation                                        1,792         1,670
  Income taxes                                        4,462         5,690
  Taxes other than income taxes                       3,879         4,059
    Total other operating expenses                   16,925        18,889

OPERATING INCOME                                      9,905        10,884

OTHER INCOME, NET                                       254           209

INCOME BEFORE INTEREST CHARGES                       10,159        11,093

INTEREST CHARGES:
  Interest on long-term debt                          3,486         2,925
  Allowance for borrowed funds used
    during construction                                  (9)          (13)
  Other interest                                        322           329
    Total interest charges                            3,799         3,241

INCOME FROM CONTINUING OPERATIONS                     6,360         7,852

DISCONTINUED OPERATIONS:
  Income from discontinued operations
    (net of related income taxes of $1,403,000
    and $1,485,000, respectively)                     2,127         2,079
  Estimated loss on disposal of discontinued
    operations, net of anticipated income
    during the phase-out period of $6,855,000
    (net of related income taxes of $5,316,000)      (5,831)            -
  Income (loss) with respect to discontinued
    operations                                       (3,704)        2,079

INCOME BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                     2,656         9,931

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                  691         1,383

NET INCOME                                        $   1,965     $   8,548

COMMON STOCK
  Earnings per share of common stock:
    Continuing operations                         $    1.00     $    1.20
    Discontinued operations                            (.65)          .38
    Net income                                    $     .35     $    1.58

  Weighted average shares outstanding             5,653,003     5,415,842
  Cash dividends per share                        $     .55     $     .55

*See Note 2 regarding discontinued operations and restatement of prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.



                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
  At original cost, less acquisition
    adjustments of $386,000                       $     286,144   $     284,080

  Accumulated depreciation                              (76,421)        (74,408)
                                                        209,723         209,672

OTHER PROPERTY AND INVESTMENTS                            4,138           3,481

CURRENT ASSETS:
  Cash                                                      923             330
  Restricted cash - common stock subscribed
    (Note 4)                                              1,866           2,532
  Accounts receivable -
    Customers                                            22,554          16,883
    Others                                                1,416           1,474
    Reserve for uncollectible accounts                   (1,186)           (937)
  Accrued utility revenues                                7,004           9,004
  Materials and supplies, at average cost                 2,831           2,797
  Gas held by suppliers, at average cost                  9,306          20,025
  Deferred cost of gas and supplier refunds, net              -           8,475
  Prepaid expenses and other                              4,776           1,483
                                                         49,490          62,066

DEFERRED CHARGES:
  Deferred taxes collectible                             30,600          31,696
  Unamortized debt expense                                3,345           3,539
  Natural gas transition costs collectible                2,571           4,099
  Other                                                   6,633           6,683
                                                         43,149          46,017



NET ASSETS OF DISCONTINUED OPERATIONS                   196,798         203,196





TOTAL ASSETS                                      $     503,298   $     524,432


*See Note 2 regarding discontinued operations and restatement of prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' investment (Notes 4 and 5) $     173,215   $     172,012
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                       1,760           1,760
  Long-term debt                                        199,211         220,705
                                                        407,801         428,092

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                              290           3,290
  Accounts payable                                       11,397          17,781
  Deferred cost of gas and supplier refunds, net          6,132               -
  Accrued general business and realty taxes               2,308           3,315
  Accrued income taxes                                    8,427           3,136
  Accrued interest                                        1,801           2,850
  Accrued natural gas transition costs                    2,158           2,356
  Other                                                   3,198           2,398
                                                         35,711          35,126

DEFERRED CREDITS:
  Deferred income taxes                                  45,833          46,600
  Accrued natural gas transition costs                    2,710           3,250
  Unamortized investment tax credits                      5,068           5,110
  Operating reserves                                      2,234           2,383
  Other                                                   3,941           3,871
                                                         59,786          61,214





COMMITMENTS AND CONTINGENCIES (Note 6)





TOTAL CAPITALIZATION AND LIABILITIES              $     503,298   $     524,432


*See Note 2 regarding discontinued operations and restatement of prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                                                          1995*         1994*
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends              $  5,669      $  6,469
  Effects of noncash charges to income -
    Depreciation                                           1,799         1,677
    Deferred income taxes, net                             1,109           394
    Provisions for self insurance                            163           405
    Other, net                                             1,012         1,102
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues              (3,364)       (7,998)
    Gas held by suppliers                                 10,719        23,749
    Accounts payable                                      (5,648)       (7,346)
    Deferred cost of gas and supplier refunds, net        15,397         4,170
    Other current assets and liabilities, net               (892)        1,556
  Other operating items, net                                 168          (846)
      Net cash provided by continuing operations          26,132        23,332
  Net cash provided (used) by discontinued operations      3,764        (2,622)
      Net cash provided by operating activities           29,896        20,710

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)                (3,770)       (2,232)
  Other, net                                                 158             7
      Net cash used for investing activities              (3,612)       (2,225)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                   496           232
  Common stock subscribed (Note 4)                         1,851             -
  Dividends on common stock                               (3,109)       (2,978)
  Repayment of long-term debt                                  -          (845)
  Net decrease in bank borrowings                        (24,925)      (15,555)
  Other, net                                                  (4)            6
      Net cash used for financing activities             (25,691)      (19,140)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         593          (655)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             330         2,749
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $    923      $  2,094

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $  6,204      $  4,573
    Income taxes                                        $    453      $    527




*See  Note  2  regarding  discontinued  operations  and  restatement  of  prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.


                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

    The interim consolidated financial statements included herein for Pennsylvania Enterprises, Inc. (the "Company") and its subsidiaries:
Pennsylvania Gas and Water Company, Pennsylvania Energy Marketing Company, Pennsylvania Energy Resources, Inc. and Theta Land Corporation, have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on the Company's operating utility, Pennsylvania Gas and Water Company ("PG&W"). However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

(2)  DISCONTINUED OPERATIONS

    On April 26, 1995, the Company and PG&W signed a definitive agreement (the "Agreement") with American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, providing for the sale to Pennsylvania-American of substantially all of the assets, properties and rights of PG&W's water utility operations.

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which is expected to be in the fourth quarter of 1995. Until the closing, PG&W will continue to operate its water utility business.

    The sale price reflects a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the write-off of certain deferred regulatory assets and deferred credits, the sale will result in an estimated after tax loss of $5 to 8 million, net of the expected income from the water operations during the phase-out period to the date of closing (which has been assumed to be December 31, 1995). The sale will involve a gain for income tax purposes, primarily because of the accelerated depreciation that has been claimed by PG&W with respect to the water utility plant that is being sold. It is currently estimated that the income taxes payable on the sale, for which deferred income taxes have previously been provided, will be approximately $55 million.

    The net cash proceeds from the sale of approximately $199 million, after the payment of income taxes, will be used by the Company and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of the Company and PG&W will consist of PG&W's gas utility operations and approximately 46,000 acres of land.

    The sale of PG&W's water utility operations to Pennsylvania-American is subject to approval by the Pennsylvania Public Utility Commission ("PPUC"), approval of the stockholders and certain debt holders of both the Company and PG&W, termination of the waiting period under federal antitrust laws, and various other regulatory approvals and certain other conditions.

    The accompanying consolidated financial statements reflect PG&W's water utility operations as "discontinued operations." Interest charges of PG&W have been allocated to the discontinued operations based on the relationship of the gross water utility plant that is being sold to the total of PG&W's gross gas and water utility plant. This is the same method as has been utilized by PG&W and the PPUC in establishing the revenue requirements of both PG&W's gas and water utility operations. None of the dividends on PG&W's preferred stock nor any of the Company's interest expense has been allocated to the discontinued operations.

    Selected financial information for the discontinued operations as of March 31, 1995, and December 31, 1994, and for the three-month periods ended March 31, 1995, and March 31, 1994, is set forth below:
[CAPTION]
                                                As of            As of
                                              March 31,       December 31,
                                                1995              1994
                                                 (Thousands of Dollars)
[S]                                           [C]             [C]
Net utility plant                             $ 359,223       $    359,399
Current assets (primarily accounts
  receivable and accrued revenues)               12,082             12,141
Deferred charges and other assets                29,724             31,103
Total assets being acquired by
  Pennsylvania-American                         401,029            402,643
Liabilities being assumed by
  Pennsylvania-American
    Long-term debt                              141,293            141,420
    Other                                        14,481             13,168
                                                155,774            154,588
Net assets being acquired by
  Pennsylvania-American                         245,255            248,055
Estimated liability for income taxes on
  sale of discontinued operations               (55,312)           (55,542)
Anticipated income from discontinued
  operations during phase-out period              6,855               -
Other net assets of discontinued operations
 (written off as of March 31, 1995)                -                10,683
Total net assets of discontinued operations   $ 196,798       $    203,196

[CAPTION]
                                              Three months ended March 31,
                                                 1995             1994
                                                 (Thousands of Dollars)
[S]                                           [C]             [C]
Operating revenues                            $  15,640       $     16,052
Operating expenses, excluding income taxes
    Depreciation                                  1,946              1,982
    Other operating expenses                      6,929              7,299
                                                  8,875              9,281
Operating income before income taxes              6,765              6,771
    Income taxes                                  1,403              1,485
Operating income                                  5,362              5,286
    Allocated interest charges                    3,235              3,207
Income from discontinued operations           $   2,127       $      2,079

(3) RECOVERY OF ORDER 636 TRANSITION COSTS

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Gas Transition Costs are subject to recovery through the annual PGC rate filing. PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. PG&W will seek recovery of the remaining $249,000 of Gas Transition Costs in its annual PGC rate that is effective December 1, 1995.

    The PGC Order also indicated that while Non-Gas Transition Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $4.5 million had been billed to PG&W and $2.4 million had been recovered from its customers as of March 31, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4) RESTRICTED CASH - COMMON STOCK SUBSCRIBED

    On July 28, 1994, the Company implemented a Customer Stock Purchase Plan (the "Customer Plan") which provides the residential customers of PG&W with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. On January 3, 1995, the Company issued 45,360 shares of its common stock for an aggregate consideration of $1.2 million with respect to payments received pursuant to the Customer Plan during the December, 1994, subscription period. Additionally, on April 3, 1995, the Company issued 42,871 shares of its common stock for an aggregate consideration of $1.2 million with respect to payments received pursuant to the Customer Plan during the March, 1995, subscription period. Such payments are reflected under captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of the respective balance sheet dates.

    Through the Company's  Dividend  Reinvestment  and  Stock Purchase Plan (the
"DRP"), holders of shares of the Company's common stock may reinvest cash dividends and/or make cash investments in the common stock of the Company. On January 3, 1995, the Company issued 51,565 shares of its common stock for an aggregate consideration of $1.3 million with respect to cash investments made pursuant to the DRP during the fourth quarter of 1994. Additionally, on April 3, 1995, the Company issued 23,206 shares of its common stock for an aggregate consideration of $650,000 with respect to cash investments made pursuant to the DRP during the first quarter of 1995. Such investments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of the respective balance sheet dates.

(5)  COMMON STOCK

    On April 26, 1995, the Company adopted a Shareholder Rights Plan under the terms of which each shareholder of record at the close of business on May 16, 1995, will receive a dividend distribution of one right ("Right" or "Rights") for each share of common stock held.

    Each Right will entitle shareholders to purchase from the Company one-half of a share of common stock. No less than two Rights, and only integral multiples of two Rights, may be exercised by holders of Rights at an exercise price of $100 per share of common stock (equivalent to $50 for each one-half share of common stock), subject to certain adjustments. The Rights will become exercisable only if a person or group acquires 15% or more of the Company's common stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common stock. Prior to that time, the Rights will not trade separately from the common stock.

    If a person or group acquires 15% or more of the Company's common stock, all other holders of Rights will then be entitled to purchase, by payment of the $100 exercise price upon the exercise of two Rights, the Company's common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after a 15% position is acquired and prior to the acquisition by any person or group of 50% or more of the outstanding common stock, the Company's Board of Directors may, at its option, require each outstanding Right (other than Rights held by the acquiring person or group) to be exchanged for one share of common stock (or one common stock equivalent).

    If, following an acquisition of 15% or more of the Company's common stock, the Company is acquired by any person in a merger or other business combination transaction or sells more than 50% of its assets or earning power to any person (other than the currently-pending sale of PG&W's water utility operations to Pennsylvania-American or, if such sale is not consummated, any other sale of PG&W's water utility operations, if and as approved by the Company's Board of Directors), all other holders of Rights will then be entitled to purchase, by payment of the $100 exercise price upon the exercise of two Rights, common stock of the acquiring company with a value of twice the exercise price.

    The Company may redeem the Rights at $.005 per Right at any time prior to the time that a person or group has acquired 15% or more of its common stock. The Rights, which expire on May 16, 2005, do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

(6)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PG&W to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PG&W for complying with the Emergency Order. PG&W does not believe that compliance with the terms of such Order will have a material adverse effect on its financial position or results of operations.

Environmental Matters

    PG&W, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1960, and several of the plant sites are no longer owned by PG&W. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG&W filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    On April 26, 1995, the Company and PG&W signed a definitive agreement (the "Agreement") with American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, providing for the sale to Pennsylvania-American of substantially all of the assets, properties and rights of PG&W's water utility operations.

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which is expected to be in the fourth quarter of 1995. Until the closing, PG&W will continue to operate its water utility business.

    The sale price reflects a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the write-off of certain deferred regulatory assets and deferred credits, the sale will result in an estimated after tax loss of $5 to 8 million, net of the expected income from the water operations during the phase-out period to the date of closing (which has been assumed to be December 31, 1995).

    The net cash proceeds from the sale of approximately $199 million, after the payment of an estimated $55 million of income taxes, will be used by the Company and PG&W to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of the Company and PG&W will consist of PG&W's gas utility operations and approximately 46,000 acres of land.

    The sale of PG&W's water utility operations to Pennsylvania-American is subject to approval by the Pennsylvania Public Utility Commission ("PPUC"), approval of the stockholders and certain debt holders of both the Company and PG&W, termination of the waiting period under federal antitrust laws, and various other regulatory approvals and certain other conditions. Until the closing, PG&W intends to utilize its existing bank lines of credit for the external financing requirements of the water utility operations, which the Company believes will be adequate for such purposes.

    Operating revenues from PG&W's water utility operations decreased by $412,000 (2.6%) from $16.1 million for the three-month period ended March 31, 1994, to $15.6 million for the three-month period ended March 31, 1995. This decrease in revenues was principally the result of a 5.4% decrease in customer consumption. Operating expenses related to the water utility operations, excluding income taxes, decreased $406,000 (4.4%) from $9.3 million for the three-month period ended March 31, 1994, to $8.9 million for the three-month period ended March 31, 1995. The major reason for this decrease was a $213,000 (4.8%) decrease in other operation expenses, primarily as a result of decreases in the provision for injuries and damages and the amortization of rate case expense, the effects of which were partially offset by an increase in payroll costs. Income taxes with respect to the water utility operations decreased by

$82,000 (5.5%) from $1.5 million in the first quarter of 1994 to $1.4 million in the first quarter of 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations increased $76,000 (1.4%) from $5.3 million for the three-month period ended March 31, 1994, to $5.4 million for the three-month period ended March 31, 1995. After interest charges, the income from the water utility operations increased $48,000 (2.3%) from $2,079,000 for the three-month period ended March 31, 1994, to $2,127,000 for the three-month period ended March 31, 1995.

    In accordance with generally accepted accounting principles, the Company's consolidated financial statements have been restated to reflect PG&W's water utility operations as "discontinued operations," and the following sections of Management's Discussion and Analysis relate exclusively to the Company's continuing operations, which consist primarily of PG&W's gas utility operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of total operating revenues for each of the three-month periods ended March 31, 1995, and March 31, 1994:
[CAPTION]

                                                             Percentage of
                                                          Operating Revenues
                                                          Three Months Ended
                                                               March 31,
                                                           1995       1994
[S]                                                        [C]        [C]
OPERATING REVENUES...........................              100.0%     100.0%
  Cost of gas................................               60.7       62.9
OPERATING MARGIN.............................               39.3       37.1

OTHER OPERATING EXPENSES:
  Operation..................................                8.6        7.9
  Maintenance................................                1.4        1.4
  Depreciation...............................                2.6        2.1
  Income taxes...............................                6.5        7.0
  Taxes other than income taxes..............                5.7        5.1
    Total other operating expenses...........               24.8       23.5

OPERATING INCOME.............................               14.5       13.6

OTHER INCOME, NET............................                0.4        0.3

INTEREST CHARGES(1)..........................                5.6        4.1

INCOME FROM CONTINUING OPERATIONS............                9.3        9.8

INCOME (LOSS) FROM DISCONTINUED OPERATIONS...               (5.4)       2.6

INCOME BEFORE SUBSIDIARY'S PREFERRED STOCK
  DIVIDENDS..................................                3.9       12.4

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....                1.0        1.7

NET INCOME...................................                2.9       10.7

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends has been allocated to the discontinued operations.

    Operating Revenues. Operating revenues decreased $12.0 million (15.0%) from $80.2 million for the three-month period ended March 31, 1994, to $68.2 million for the three-month period ended March 31, 1995. This decrease was primarily the result of a 1.7 billion cubic feet (14.2%) decrease in sales to residential and commercial heating customers, caused by a 655 (18.9%) decrease in heating degree days.

    Cost of Gas. The cost of gas decreased $9.1 million (17.9%) from $50.5 million for the three-month period ended March 31, 1994, to $41.4 million for the three-month period ended March 31, 1995, primarily because of the reduced consumption by residential and commercial heating customers.

    Operating Margin. The operating margin decreased $2.9 million (9.9%) from $29.8 million in the first quarter of 1994 to $26.8 million in the first quarter of 1995. However, as a percentage of operating revenues, the margin increased from 37.1% in the first quarter of 1994 to 39.3% in the first quarter of 1995 primarily as a result of a higher average charge per cubic foot to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $2.0 million (10.4%) from $18.9 million for the three-month period ended March 31, 1994, to $16.9 million for the three-month period ended March 31, 1995, primarily as a result of a $678,000 (9.1%) decrease in operation and maintenance expenses and a lower level of income taxes. The principal reason for the lower level of operation and maintenance expenses was a reduction in payroll and related costs due to the warmer weather in January and February, 1995, compared to the similar period in 1994. Income taxes decreased by $1.2 million (21.6%) from $5.7 million in the first quarter of 1994 to $4.5 million in the first quarter of 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges). Notwithstanding the decrease in other operating expenses, such expenses increased as a percentage of operating revenues from 23.5% during the first quarter of 1994 to 24.8% during the first quarter of 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income decreased by $1.0 million (9.0%) from $10.9 million for the three-month period ended March 31, 1994, to $9.9 million for the three-month period ended March 31, 1995. Nonetheless, operating income increased as a percentage of total operating revenues for such periods from 13.6% in 1994 to 14.5% in 1995, primarily because of the decrease in the cost of gas as a percentage of operating revenues, the effect of which was partially offset by the lower levels of operation and maintenance expenses and income taxes.

    Interest Charges. Interest charges increased by $558,000 (17.2%) from $3.2 million for the three-month period ended March 31, 1994, to $3.8 million for the three-month period ended March 31, 1995, as a result of a $561,000 (19.2%) increase in interest on long-term debt from $2.9 million during the three-month period ended March 31, 1994, to $3.5 million during the three-month period ended March 31, 1995. This increase was principally the result of interest on borrowings under the Company's May 31, 1994, term loan agreement. None of the interest expense on borrowings under the Company's term loan agreement or the Company's senior notes have been allocated to the discontinued operations.

    Income From Continuing Operations. Income from continuing operations decreased $1.5 million (19.0%) from $7.9 million for the quarter ended March 31, 1994, to $6.4 million for the quarter ended March 31, 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by lower operating expenses.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $692,000 (50.0%) from $1.4 million for the three-month period ended March 31, 1994, to $691,000 for the three-month period ended March 31, 1995, as a result of the redemption by PG&W on May 31, 1994, of 150,000 shares ($15.0 million), of its 9.50% cumulative preferred stock, $100 par value, and on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Net Income. The decrease in net income of $6.6 million (77.0%) from $8.5 million for the three-month period ended March 31, 1994, to $2.0 million for the three-month period ended March 31, 1995, as well as the decrease in earnings per share of common stock of $1.23 from $1.58 per share for the quarter ended March 31, 1994, to $.35 per share for the quarter ended March 31, 1995, were largely the result of the estimated loss (equivalent to $1.03 per share) on the disposal of discontinued operations, as discussed above. Also contributing to the decreases in net income and earnings per share was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on subsidiary's preferred stock.

RATE MATTERS

    Pursuant to the  provisions  of  the  Pennsylvania  Public Utility Code (the
"Code") which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted November 10, 1994, authorized PG&W to decrease the gas costs contained in its gas tariff rates from $3.74 to $3.68 per thousand cubic feet effective December 1, 1994. This change in gas rates on account of purchased gas costs was designed to produce a decrease in annual revenue of $1.8 million. In accordance with the same provisions of the Code, PG&W is presently seeking the approval of the PPUC to implement a purchased gas cost rate of $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during the first quarter of 1995. The changes in gas rates on account of purchased gas costs have no effect on the Company's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    The PPUC has adopted regulations effective June 14, 1995, that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, the adoption of these regulations will not have any material effect on PG&W's financial position or results of operations, and PG&W will still be required to file an annual purchased gas cost rate.

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PG&W and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. PG&W will seek recovery of the remaining $249,000 of Gas Transition Costs in its annual PGC rate that is effective December 1, 1995.

    By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $4.5 million had been billed to PG&W and $2.4 million had been recovered from its customers as of March 31, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

    The primary capital needs of the Company are the funding of PG&W's construction program and the seasonal funding of PG&W's gas purchases and increases in its customer accounts receivable. PG&W's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

    The cash flow from PG&W's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is the practice of PG&W to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt.
Bank borrowings are also used by PG&W for the seasonal funding of its gas purchases and increases in customer accounts receivable.

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, and also to provide funding required for its discontinued operations, PG&W has made arrangements for a total of $67.5 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on May 31, 1996, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 0.195% per annum on the average daily amount of the unused portion of the available funds. As of May 5, 1995, $29.0 million of borrowings were outstanding under the Credit Agreement.

    PG&W currently has three additional bank lines of credit with an aggregate borrowing capacity of $7.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under two of these bank lines of credit with borrowing capacities of $2.0 million and $3.0 million mature on May 31, 1995, and June 30, 1995, respectively. Borrowings outstanding under the third bank line of credit with a borrowing capacity of $2.5 million mature on May 31, 1996. As of May 5, 1995, PG&W had $5.5 million of borrowings outstanding under these additional bank lines of credit. Prior to their respective maturities, PG&W intends to renew the $7.5 million of these bank lines of credit.

    Both the Company and PG&W periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG&W during the three-month period ended March 31, 1995.

    The Company also obtains external funds from the sale of its common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), Customer Stock Purchase Plan (the "Customer Plan") and Employees' Savings Plan. During 1995 (through May 5) the Company realized $2.3 million, $2.4 million and $191,000 from the issuance of common stock under the DRP, Customer Plan and Employees' Savings Plan, respectively.

    Expenditures for the construction of utility plant totaled $3.5 million during the first three months of 1995 and are currently estimated to be $21.3 million during the remainder of the year. PG&W's construction expenditures are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      2-1 Asset Purchase Agreement dated as of April 26, 1995, among the Company, PG&W, American Water Works Company, Inc., and Pennsylvania-American Water Company -- filed as Exhibit 2-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

      4-1 Rights Agreement dated as of April 26, 1995, between the Company and Chemical Bank, as Rights Agent -- filed herewith.

     10-1 Service Agreement for transportation service under Rate Schedule FT, dated April 1, 1995, by and between PG&W and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

     11-1  Statement Re Computation of Per Share Earnings -- filed herewith.

     27-1  Financial Data Schedule -- filed herewith.

(b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                        PENNSYLVANIA ENTERPRISES, INC.

                                  SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.











                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:  May 9, 1995                   By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 9, 1995                   By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

                      PENNSYLVANIA ENTERPRISES, INC.

                                SIGNATURES

Pursuant to  the  requirements  of  the  Securities  Exchange  Act  of 1934, the

Registrant has duly  caused  this  Report  to  be  signed  on  its behalf by the undersigned thereunto duly authorized.






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                        (Registrant)



Date:  May 9, 1995                   By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 9, 1995                   By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)