Form 10-Q
period 1995-09-30
PENNSYLVANIA ENTERPRISES INC
filed 1995-11-13
CIK 77231

PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three and nine
              months ended September 30, 1995 and 1994. . . . . . . . .    2

            Consolidated Balance Sheets as of September 30, 1995,
              and December 31, 1994. . . . . . . . . . . . . . . . . .     3

            Consolidated Statements of Cash Flows for
              the nine months ended September 30, 1995 and 1994 . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   12


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   21

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   21

                                  PART I.  FINANCIAL INFORMATION

                          PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                                 Consolidated Statements of Income

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   1995*      1994*       1995*       1994*
                                                           (Thousands of Dollars)
OPERATING REVENUES                               $  12,119  $  14,356   $ 105,540   $ 121,157
  Cost of gas                                        4,866      6,552      59,147      71,366
OPERATING MARGIN                                     7,253      7,804      46,393      49,791

OTHER OPERATING EXPENSES:
  Operation                                          5,062      5,316      16,342      16,620
  Maintenance                                        1,452      1,053       3,732       3,247
  Depreciation                                       1,785      1,670       5,361       5,010
  Income taxes                                      (2,845)    (2,319)        447       2,643
  Taxes other than income taxes                      1,399      1,569       7,934       8,568
    Total other operating expenses                   6,853      7,289      33,816      36,088

OPERATING INCOME                                       400        515      12,577      13,703

OTHER INCOME, NET                                      139         18         550         212

INCOME BEFORE INTEREST CHARGES                         539        533      13,127      13,915

INTEREST CHARGES:
  Interest on long-term debt                         3,384      3,244      10,232       9,147
  Other interest                                       643        310       1,485         916
  Allowance for borrowed funds used
    during construction                                (19)        (8)        (40)        (18)
    Total interest charges                           4,008      3,546      11,677      10,045

INCOME (LOSS) FROM CONTINUING OPERATIONS            (3,469)    (3,013)      1,450       3,870

DISCONTINUED OPERATIONS (Note 2):
  Income from discontinued operations                    -      2,915       2,127       7,639
  Estimated loss on disposal of discontinued
    operations, net of anticipated income
    during the phase-out period of $6,855,000
    (net of related income taxes of $5,316,000)          -          -      (5,831)          -
  Income (loss) with respect to discontinued
    operations                                           -      2,915      (3,704)      7,639

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                   (3,469)       (98)     (2,254)     11,509

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                 690      1,025       2,073       3,669

NET INCOME (LOSS)                                $  (4,159) $  (1,123)  $  (4,327)  $   7,840

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                        $    (.72) $    (.74)  $    (.11)  $     .03
    Discontinued operations                              -        .53        (.65)       1.41
    Net income (loss) before premium on
      redemption of subsidiary's preferred stock      (.72)      (.21)       (.76)       1.44
    Premium on redemption of subsidiary's
      preferred stock                                    -          -           -        (.10)
    Earnings (loss) per share of common stock    $    (.72) $    (.21)  $    (.76)  $    1.34

  Weighted average shares outstanding            5,754,607  5,445,740   5,715,294   5,428,865
  Cash dividends per share                       $     .55  $     .55   $    1.65   $    1.65

*See Note 2 regarding discontinued operations and restatement of prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                                              -2-

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,   December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost, less acquisition
    adjustments of $386,000                       $     293,279   $     284,080

  Accumulated depreciation                              (76,680)        (74,408)
                                                        216,599         209,672

OTHER PROPERTY AND INVESTMENTS                            4,393           3,481

CURRENT ASSETS:
  Cash                                                      762             330
  Restricted cash - common stock subscribed
    (Note 4)                                                  -           2,532
  Accounts receivable -
    Customers                                             8,118          16,883
    Others                                                  513           1,474
    Reserve for uncollectible accounts                   (1,086)           (937)
  Accrued utility revenues                                1,573           9,004
  Materials and supplies, at average cost                 2,955           2,797
  Gas held by suppliers, at average cost                 20,155          20,025
  Natural gas transition costs collectible                4,350           4,708
  Deferred cost of gas and supplier refunds, net              -           3,767
  Prepaid expenses and other                              5,308           1,483
                                                         42,648          62,066

DEFERRED CHARGES:
  Regulatory assets
    Deferred taxes collectible                           30,174          31,696
    Natural gas transition costs collectible              1,668           4,099
    Other                                                 3,062           3,131
  Unamortized debt expense                                2,950           3,539
  Other                                                   3,218           3,552
                                                         41,072          46,017


NET ASSETS OF DISCONTINUED OPERATIONS                   195,595         203,196





TOTAL ASSETS                                      $     500,307   $     524,432


*See Note 2 regarding discontinued operations and restatement of prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                      1995*           1994*
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' investment (Notes 4 and 5) $     161,632   $     172,012
  Preferred stock -
    Not subject to mandatory redemption, net             33,615          33,615
    Subject to mandatory redemption                       1,680           1,760
  Long-term debt                                        154,900         220,705
                                                        351,827         428,092

CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption                                           57,491           3,290
  Note payable to bank                                    5,000               -
  Accounts payable                                       14,049          17,781
  Deferred cost of gas and supplier refunds, net          2,468               -
  Accrued general business and realty taxes                 703           3,315
  Accrued income taxes                                      531           3,136
  Accrued interest                                        2,382           2,850
  Accrued natural gas transition costs                    2,158           2,356
  Other                                                   2,225           2,398
                                                         87,007          35,126

DEFERRED CREDITS:
  Deferred income taxes                                  47,861          46,600
  Accrued natural gas transition costs                    1,631           3,250
  Unamortized investment tax credits                      4,982           5,110
  Operating reserves                                      2,236           2,383
  Other                                                   4,763           3,871
                                                         61,473          61,214





COMMITMENTS AND CONTINGENCIES (Note 6)






TOTAL CAPITALIZATION AND LIABILITIES              $     500,307   $     524,432


*See Note 2 regarding discontinued operations and restatement of prior period consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Nine Months Ended
                                                                  September 30,
                                                                 1995*       1994*
                                                              (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations, net of
    subsidiary's preferred stock dividends                     $   (623)   $    201
  Effects of noncash charges to income -
    Depreciation                                                  5,395       5,030
    Deferred income taxes, net                                      205       1,314
    Provisions for self insurance                                   889       1,064
    Other, net                                                    1,945       2,435
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues                     19,838      16,743
    Gas held by suppliers                                          (130)      4,657
    Accounts payable                                             (3,696)     (7,773)
    Deferred cost of gas and supplier refunds, net                7,207         147
    Other current assets and liabilities, net                   (10,243)     (4,618)
  Other operating items, net                                      1,027      (3,055)
      Net cash provided by continuing operations                 21,814      16,145
  Net cash provided by discontinued operations (Note 2)           3,764       1,621
      Net cash provided by operating activities                  25,578      17,766

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant (net of allowance for
    equity funds used during construction)                      (14,907)    (13,294)
  Other, net                                                      2,560          88
      Net cash used for investing activities                    (12,347)    (13,206)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                        3,376       1,214
  Common stock subscribed                                             -       1,678
  Redemption of preferred stock of PG&W                             (80)    (15,080)
  Dividends on common stock                                      (9,430)     (8,955)
  Issuance of long-term debt                                          -      20,000
  Repayment of long-term debt                                    (3,535)     (1,054)
  Net decrease in bank borrowings                                (3,125)     (3,463)
  Other, net                                                         (5)     (1,259)
      Net cash used for financing activities                    (12,799)     (6,919)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                432      (2,359)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    330       2,749
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    762    $    390

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                       $ 19,634    $ 17,186
    Income taxes                                               $ 10,018    $  5,828



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

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which currently is expected to take place in late December, 1995, or early January, 1996. Until the closing, PG&W will continue to operate its water utility business.

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

    The sale of PG&W's water utility operations to Pennsylvania-American was approved by the shareholders of both the Company and PG&W on October 11, 1995. Completion of the sale remains subject to approval by the Pennsylvania Public
Utility Commission ("PPUC"), approval of certain debt holders of both the Company and PG&W, and various other regulatory approvals and certain other conditions.

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

    Selected financial information with respect to the discontinued operations is set forth below:

                   Net Assets of Discontinued Operations
[CAPTION]
                                                  As of          As of
                                              September 30,   December 31,
                                                  1995            1994
                                                 (Thousands of Dollars)
[S]                                           [C]             [C]
Net utility plant                             $     366,313   $    359,399
Current assets (primarily accounts
  receivable and accrued revenues)                   13,609         12,141
Deferred charges and other assets                    26,498         31,103
Total assets being acquired by
  Pennsylvania-American                             406,420        402,643
Liabilities being assumed by
  Pennsylvania-American
    Long-term debt                                  141,132        141,420
    Other                                            15,497         13,168
                                                    156,629        154,588
Net assets being acquired by
  Pennsylvania-American                             249,791        248,055
Estimated liability for income taxes on
  sale of discontinued operations                   (55,050)       (55,542)
Anticipated income from discontinued
  operations during the balance of the
  phase-out period                                      854              -
Other net assets of discontinued operations
 (written off as of March 31, 1995)                       -         10,683
Total net assets of discontinued operations   $     195,595   $    203,196

                       Income from Discontinued Operations

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                          1995       1994       1995*      1994
                                                  (Thousands of Dollars)
Operating revenues                       $     -    $17,507    $15,640    $50,473
Operating expenses, excluding income
  taxes
    Depreciation                               -      1,983      1,946      5,947
    Other operating expenses                   -      7,286      6,929     21,971
                                               -      9,269      8,875     27,918
Operating income before income taxes           -      8,238      6,765     22,555
    Income taxes                               -      2,148      1,403      5,518
Operating income                               -      6,090      5,362     17,037
    Allocated interest and other charges       -      3,175      3,235      9,398

Income from discontinued operations      $     -    $ 2,915    $ 2,127    $ 7,639

              Net Cash Provided (Used) by Discontinued Operations
[CAPTION]
                                                    Nine Months Ended
                                                      September 30,
                                                    1995*       1994
                                                  (Thousands of Dollars)
[S]                                                [C]        [C]
Income from discontinued operations                $  2,127   $  7,639

Noncash charges (credits) to income:
  Depreciation                                        1,946      5,947
  Deferred treatment plant costs                        145        436
  Deferred income taxes                                 447      3,080
  Deferred water utility billings                         -     (4,329)

Changes in working capital, exclusive of cash
  and current portion of long-term debt               1,648       (350)

Additions to utility plant                           (2,276)   (13,590)

Utilization of proceeds from issuance of
  long-term debt to be assumed by
  Pennsylvania-American                               1,137      7,203

Repayment of water facility loans                      (127)    (6,708)

Other, net                                           (1,283)     2,293

Net cash provided by discontinued operations       $  3,764   $  1,621



* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PG&W's water utility operations for financial statement purposes.

(3) RECOVERY OF ORDER 636 TRANSITION COSTS

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Gas Transition Costs are subject to recovery through the annual PGC rate filing. PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. The remaining $252,000 of Gas Transition Costs will be recovered by PG&W in its annual PGC rate that the PPUC has approved effective December 1, 1995.

    The PGC Order also indicated that while Non-Gas Transition Costs are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code. By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.5 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $5.6 million had been billed to PG&W and $3.4 million had been recovered from its customers as of September 30, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4) RESTRICTED CASH - COMMON STOCK SUBSCRIBED

    On July 28, 1994, the Company implemented a Customer Stock Purchase Plan (the "Customer Plan") which provides the residential customers of PG&W with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. On January 3, 1995, the Company issued 45,360 shares of its common stock for an aggregate consideration of $1.2 million with respect to payments received pursuant to the Customer Plan during the December, 1994, subscription period. The payments so received during December, 1994, are reflected under captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of December 31, 1994. Effective May 9, 1995, the Company suspended the Customer Plan because of the significant reduction in its capital requirements that will result from the currently pending sale of PG&W's water utility operations to Pennsylvania-American.

    Through the Company's  Dividend  Reinvestment  and  Stock Purchase Plan (the
"DRP"), holders of shares of the Company's common stock may reinvest cash dividends and/or make cash investments in the common stock of the Company. On January 3, 1995, the Company issued 51,565 shares of its common stock for an aggregate consideration of $1.3 million with respect to cash investments made pursuant to the DRP during the fourth quarter of 1994. The investments so received during December, 1994, are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of December 31, 1994. Effective May 9, 1995, the Company suspended the cash investment feature of the DRP because of the significant reduction in capital requirements that will result from the currently pending sale of PG&W's water utility operations to Pennsylvania-American.

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

    If, following an acquisition of 15% or more of the Company's common stock, the Company is acquired by any person in a merger or other business combination transaction or sells more than 50% of its assets or earning power to any person (other than the currently pending sale of PG&W's water utility operations to Pennsylvania-American or, if such sale is not consummated, any other sale of PG&W's water utility operations, if and as approved by the Company's Board of Directors), all other holders of Rights will then be entitled to purchase, by payment of the $100 exercise price upon the exercise of two Rights, common stock of the acquiring company with a value of twice the exercise price.

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

    Under the terms of the Agreement, Pennsylvania-American will pay approximately $409 million consisting of $254 million in cash and the assumption of $155 million of PG&W's liabilities, including $141 million of its long-term debt. This price is subject to adjustment for changes in the assets of PG&W's water utility operations and the liabilities to be assumed by Pennsylvania-American between December 31, 1994, and the date of closing, which currently is expected to take place in late December, 1995, or early January, 1996. Until the closing, PG&W will continue to operate its water utility business.

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

    The sale of PG&W's water utility operations to Pennsylvania-American was approved by the shareholders of both the Company and PG&W on October 11, 1995. Completion of the sale remains subject to approval by the Pennsylvania Public
Utility Commission ("PPUC"), approval of certain debt holders of both the Company and PG&W, and various other regulatory approvals and certain other conditions. Until the closing, PG&W intends to utilize its existing bank lines of credit for the external financing requirements of the water utility operations, which the Company believes will be adequate for such purposes.

    Operating revenues from PG&W's water utility operations increased by $645,000 (3.7%) from $17.5 million for the three-month period ended September 30, 1994, to $18.2 million for the three-month period ended September 30, 1995. This increase in revenues was principally the result of a 3.5% increase in customer consumption, which the Company believes was attributable to the lower than normal rainfall experienced in 1995. Operating expenses related to the water utility operations, excluding income taxes, increased $967,000 (10.4%) from $9.3 million for the three-month period ended September 30, 1994, to $10.2 million for the three-month period ended September 30, 1995. This increase was primarily attributable to higher expenses as a result of operational changes and increased maintenance necessitated by the lower than normal rainfall during the quarter. Income taxes with respect to the water utility operations decreased by $261,000 (12.1%) from $2.1 million in the third quarter of 1994 to $1.9 million in the third quarter of 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations decreased $61,000 (1.0%) from $6.1 million for the three-month period ended September 30, 1994, to $6.0 million for the three-month period ended September 30, 1995. After allocated interest and other charges, the income from the water utility operations decreased $86,000 (3.0%) from $2.9 million for the three-month period ended September 30, 1994, to $2.8 million for the three-month period ended September 30, 1995.

    Operating revenues from PG&W's water utility operations remained relatively unchanged, increasing $129,000 (0.3%) from $50.5 million for the nine-month period ended September 30, 1994, to $50.6 million for the nine-month period ended September 30, 1995. Operating expenses related to the water utility operations, excluding income taxes, increased $462,000 (1.7%) from $27.9 million for the nine-month period ended September 30, 1994, to $28.4 million for the nine-month period ended September 30, 1995. This increase was primarily the result of increased maintenance expense as a result of a higher level of leak repairs in 1995 compared to 1994. Income taxes with respect to the water utility operations decreased by $395,000 (7.2%) from $5.5 million in the first nine months of 1994 to $5.1 million in the first nine months of 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations increased $62,000 (0.4%) from $17.0 million for the nine-month period ended September 30, 1994, to $17.1 million for the nine-month period ended September 30, 1995. After allocated interest and other charges, the income from the water utility operations for the nine-month periods ended September 30, 1994 and 1995, remained relatively unchanged, decreasing by $25,000 (0.3%).

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

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three and nine-month periods ended September 30, 1995, and September 30, 1994:

                                                   Percentage of Operating Revenues
                                                Three Months Ended  Nine Months Ended
                                                  September 30,       September 30,
                                                 1995        1994    1995       1994
OPERATING REVENUES...........................    100.0%      100.0%  100.0%     100.0%
  Cost of gas................................     40.2        45.6    56.0       58.9
OPERATING MARGIN.............................     59.8        54.4    44.0       41.1

OTHER OPERATING EXPENSES:
  Operation..................................     41.8        37.0    15.5       13.7
  Maintenance................................     12.0         7.4     3.5        2.7
  Depreciation...............................     14.7        11.6     5.1        4.1
  Income taxes...............................    (23.5)      (16.1)    0.4        2.2
  Taxes other than income taxes..............     11.5        10.9     7.5        7.1
    Total other operating expenses...........     56.5        50.8    32.0       29.8

OPERATING INCOME.............................      3.3         3.6    12.0       11.3

OTHER INCOME, NET............................      1.2         0.1     0.5        0.2

INTEREST CHARGES(1)..........................     33.1        24.7    11.1        8.3

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (28.6)      (21.0)    1.4        3.2

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................        -        20.3    (3.5)       6.3

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS............................    (28.6)       (0.7)   (2.1)       9.5

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....      5.7         7.1     2.0        3.0

NET INCOME (LOSS)............................    (34.3)       (7.8)   (4.1)       6.5

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends has been allocated to the discontinued operations.

                Three Months Ended September 30, 1995, Compared
                  With Three Months Ended September 30, 1994

    Operating Revenues. Operating revenues decreased $2.2 million (15.6%) from $14.4 million for the three-month period ended September 30, 1994, to $12.1 million for the three-month period ended September 30, 1995. This decrease was primarily the result of a reduction in the purchased gas cost component of PG&W's tariffs (the "gas cost rate") effective May 16, 1995. See "-Rate Matters." Also contributing to the decrease was a 106,000 cubic feet (8.4%) decrease in consumption by residential and commercial heating customers as a result of 48 (27.6%) fewer heating degree days during the quarter.

    Cost of Gas. The cost of gas decreased $1.7 million (25.7%) from $6.6 million for the three-month period ended September 30, 1994, to $4.9 million for the three-month period ended September 30, 1995, primarily because of the aforementioned reduction in the gas cost rate effective May 16, 1995 (see "-Rate Matters") and the switching to transportation service by certain commercial and industrial customers.

    Operating Margin. The operating margin decreased $551,000 (7.1%) from $7.8 million in the third quarter of 1994 to $7.3 million in the third quarter of 1995, primarily because of the 106,000 cubic feet (8.4%) decrease in consumption by residential and commercial heating customers. However, as a percentage of operating revenues, the margin increased from 54.4% for the quarter ended September 30, 1994, to 59.8% for the quarter ended September 30, 1995, largely as a result of a higher average charge per cubic feet to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $436,000 (6.0%) for the three-month period ended September 30, 1995, compared to the three-month period ended September 30, 1994. This decrease was attributable to a number of factors, the most significant of which was a $526,000 (22.7%) decrease in income taxes. Income taxes decreased from a credit of $2.3 million in the third quarter of 1994 to a credit of $2.8 million in the third quarter of 1995 because of a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Also contributing to the decrease in other operating expenses was a slightly lower level of operation expenses, which declined $254,000 (4.8%), and a $170,000 (10.8%) decrease in taxes other than income taxes, primarily as a result of decreased gross receipts tax attributable to the lower operating revenues. The effects of these decreases were partially offset by a $399,000 (37.9%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and increased depreciation expense of $115,000 (6.9%) as a result of additions to utility plant. Even though other operating expenses decreased, they increased as a percentage of operating revenues from 50.8% during the third quarter of 1994 to 56.5% during the third quarter of 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income decreased by $115,000 (22.3%) from $515,000 for the three-month period ended September 30, 1994, to $400,000 for the three-month period ended September 30, 1995, and decreased as a percentage of total operating revenues for such periods from 3.6% in 1994 to 3.3% in 1995, primarily because of the decrease in operating revenues resulting from the reduction in the gas cost rate and lower consumption by residential and commercial heating customers.

    Interest Charges. Interest charges increased by $462,000 (13.0%) from $3.5 million for the three-month period ended September 30, 1994, to $4.0 million for the three-month period ended September 30, 1995. This increase was largely attributable to interest on overcollections of purchased gas costs and higher levels of bank borrowings. None of the interest expense on borrowings under the Company's term loan agreement or the Company's senior notes has been allocated to the discontinued operations.

    Income (Loss) From Continuing Operations. The loss from continuing operations increased $456,000 (15.1%) from $3.0 million for the quarter ended September 30, 1994, to $3.5 million for the quarter ended September 30, 1995. This increase in the seasonal loss was largely the result of the matters discussed above, principally the decrease in operating margin and increase in interest charges.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $335,000 (32.7%) from $1.0 million for the three-month period ended September 30, 1994, to $690,000 for the three-month period ended September 30, 1995, as a result of the redemption by PG&W on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Net Income (Loss). The decrease in net income of $3.0 million from a loss of $1.1 million for the three-month period ended September 30, 1994, to a loss of $4.2 million for the three-month period ended September 30, 1995, as well as the decrease in earnings per share of common stock of $.51 from a loss of $.21 per share for the quarter ended September 30, 1994, to a loss of $.72 per share for the quarter ended September 30, 1995, were largely the result of the elimination from earnings of the income from discontinued operations during the phase-out period for those operations. The anticipated income from the discontinued operations during the quarter ended September 30, 1995, was recorded as an offset to the estimated loss on the disposal of the discontinued operations which was recorded as of March 31, 1995. Also contributing to the decreases in net income and earnings per share for the quarter ended September 30, 1995, was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on subsidiary's preferred stock.

                Nine Months Ended September 30, 1995, Compared
                  With Nine Months Ended September 30, 1994

    Operating Revenues. Operating revenues decreased $15.6 million (12.9%) from $121.2 million for the nine-month period ended September 30, 1994, to $105.5 million for the nine-month period ended September 30, 1995. This decrease was primarily the result of a reduction in the gas cost rate effective May 16, 1995. See "-Rate Matters." Also contributing to the decrease in revenues was a 1.7 billion cubic feet (10.6%) decrease in sales to residential and commercial heating customers, caused by a 638 (14.7%) decrease in heating degree days.
There were 3,696 heating degree days (90.7% of normal) during the first nine months of 1995 compared to 4,334 (106.4% of normal) during the first nine months of 1994.

    Cost of Gas. The cost of gas decreased $12.2 million (17.1%) from $71.4 million for the nine-month period ended September 30, 1994, to $59.1 million for the nine-month period ended September 30, 1995, primarily because of the aforementioned reduction in the gas cost rate effective May 16, 1995. See "- Rate Matters." Also contributing to the decrease was the reduced consumption by residential and commercial heating customers.

    Operating Margin. The operating margin decreased $3.4 million (6.8%) from $49.8 million in the nine-month period ended September 30, 1994, to $46.4 million in the nine-month period ended September 30, 1995. However, as a percentage of operating revenues, the margin increased from 41.1% in the first nine months of 1994 to 44.0% in the first nine months of 1995 primarily as a result of the higher average charge per cubic foot to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $2.3 million (6.3%) from $36.1 million for the nine-month period ended September 30, 1994, to $33.8 million for the nine-month period ended September 30, 1995. This decrease was primarily the result of a $2.2 million (83.1%) decrease in income taxes from $2.6 million in the first nine months of 1994 to $447,000 in the first nine months of 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Also contributing to the decrease in other operating expenses was a slightly lower level of operation expenses, which declined $278,000 (1.7%), and a $634,000 (7.4%) decrease in taxes other than income taxes, primarily because of a decrease in gross receipts tax as a result of the lower level of operating revenues. The effect of the decreases in taxes was partially offset by a $485,000 (14.9%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and a $351,000 (7.0%) increase in depreciation expense as a result of additions to utility plant. Notwithstanding the decrease in other operating expenses, such expenses increased as a percentage of operating revenues from 29.8% during the first nine months of 1994 to 32.0% during the first nine months of 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income decreased by $1.1 million (8.2%) from $13.7 million for the nine-month period ended September 30, 1994, to $12.6 million for the nine-month period ended September 30, 1995. Nonetheless, operating income increased as a percentage of total operating revenues for such periods from 11.3% in 1994 to 12.0% in 1995, primarily because of the decrease in the cost of gas as a percentage of operating revenues, the effect of which was partially offset by the lower levels of taxes.

    Interest Charges. Interest charges increased by $1.6 million (16.2%) from $10.0 million for the nine-month period ended September 30, 1994, to $11.7 million for the nine-month period ended September 30, 1995. This increase was largely attributable to interest on overcollections of purchased gas costs and increased borrowings primarily as a result of the Company's May 31, 1994, term loan agreement. None of the interest expense on borrowings under the Company's term loan agreement or the Company's senior notes has been allocated to the discontinued operations.

    Income (Loss) From Continuing Operations. Income from continuing operations decreased $2.4 million (62.5%) from $3.9 million for the nine months ended
September 30, 1994, to $1.5 million for the nine months ended September 30, 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by the lower levels of taxes.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $1.6 million (43.5%) from $3.7 million for the nine-month period ended September 30, 1994, to $2.1 million for the nine-month period ended September 30, 1995, as a result of the redemption by PG&W on May 31, 1994, of 150,000 shares ($15.0 million) of its 9.50% cumulative preferred stock, $100 par value, and on December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Net Income (Loss). The decrease in net income (loss) of $12.2 million from income of $7.8 million for the nine-month period ended September 30, 1994, to a loss of $4.3 million for the nine-month period ended September 30, 1995, as well as the decrease in earnings per share of common stock of $2.10 from earnings of $1.34 per share for the nine months ended September 30, 1994 (after a $.10 per share charge for the premium on redemption of subsidiary's preferred stock), to a loss of $.76 per share for the nine months ended September 30, 1995, were largely the result of the estimated loss (equivalent to $1.02 per share) on the disposal of discontinued operations, as discussed above. Also contributing to the decreases in net income and earnings per share for the nine months ended September 30, 1995, was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on subsidiary's preferred stock and, in the case of earnings per share, the absence of any premium on the redemption of subsidiary's preferred stock.

RATE MATTERS

    Pursuant to the  provisions  of  the  Pennsylvania  Public Utility Code (the
"Code") which require that the tariffs of larger gas distribution companies, such as PG&W, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted November 10, 1994, authorized PG&W to decrease the gas costs contained in its tariffs from $3.74 to $3.68 per thousand cubic feet effective December 1, 1994. This change in gas rates on account of purchased gas costs was designed to produce a decrease in annual revenue of $1.8 million. In accordance with the same provisions of the Code, by Order adopted May 11, 1995, the PPUC authorized PG&W to decrease the gas costs contained in its gas tariffs to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. Additionally, by Order adopted November 9, 1995, the PPUC authorized PG&W to increase its gas cost rate to $2.75 per thousand cubic feet effective December 1, 1995. This change in gas rates on account of purchased gas costs is designed to produce a $9.6 million increase in annual revenue. The changes in gas rates on account of purchased gas costs have no effect on the Company's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PG&W. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PG&W's financial position or results of operations, and PG&W will still be required to file an annual purchased gas cost rate. The initial date that PG&W's purchased gas cost rate is subject to adjustment in accordance with such regulations is March 1, 1996.

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

    PG&W was billed a total of $1.1 million of Gas Transition Costs by its interstate pipelines over a nineteen-month period extending through March 31, 1995. Of this amount, $858,000 was recovered by PG&W over a twelve-month period ended January 31, 1995, through an increase in its PGC rate. The remaining $252,000 of Gas Transition Costs will be recovered by PG&W in its annual PGC rate that the PPUC has approved effective December 1, 1995.

    By Order of the PPUC entered August 26, 1994, PG&W began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to

FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.5 million of Non-Gas Transition Costs will be billed to PG&W, generally over a four-year period extending through the fourth quarter of 1997, of which $5.6 million had been billed to PG&W and $3.4 million had been recovered from its customers as of September 30, 1995. PG&W has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, and also to provide funding required for its discontinued operations, PG&W has made arrangements for a total of $80.5 million of unsecured revolving bank credit. Specifically, PG&W has entered into a revolving bank credit agreement (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million is available for borrowing by PG&W. The Credit Agreement terminates on May 31, 1996, at which time any borrowings outstanding thereunder are due and payable. The interest rate on borrowings under the Credit Agreement is generally less than prime. The Credit Agreement also requires the payment of a commitment fee of 0.195% per annum on the average daily amount of the unused portion of the available funds. As of November 10, 1995, $60.0 million of borrowings were outstanding under the Credit Agreement.

    PG&W currently has five additional bank lines of credit with an aggregate borrowing capacity of $20.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under these bank lines of credit are due and payable at various dates during 1996, the earliest of which is March 31, 1996. As of November 10, 1995, PG&W had $9.0 million of borrowings outstanding under these additional bank lines of credit.

    Both the Company and PG&W periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG&W during the nine-month period ended September 30, 1995. However, on October 12, 1995, PG&W borrowed $50.0 million (the "Bridge Loan") pursuant to a term loan agreement (the "Bridge Loan Agreement"), which matures on November 1, 1996. The interest rate on borrowings under the Bridge Loan Agreement is generally less than prime. Proceeds from the Bridge Loan, along with other funds provided by PG&W, were utilized on October 13, 1995, to redeem the $50 million principal amount of PG&W's 9.57% Series First Mortgage Bonds due September 1, 1996.

    The Company also obtains external funds from the sale of its common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), Customer Stock Purchase Plan (the "Customer Plan") and Employees' Savings Plan. During the nine-month period ended September 30, 1995, the Company realized $3.0 million, $2.4 million and $476,000 from the issuance of common stock under the DRP, Customer Plan and Employees' Savings Plan, respectively. However, because of the significant reduction in its capital requirements that will result from the currently pending sale of PG&W's water utility operations to Pennsylvania-American, effective May 9, 1995, the Company suspended both the investment feature of the DRP, from which $2.0 million was realized in 1995 prior to such action, and the Customer Plan.

    Expenditures for the construction of utility plant totaled $15.3 million during the first nine months of 1995 and are currently estimated to be $4.8 million during the remainder of the year. PG&W's construction expenditures are being financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of September 30, 1995, $57.5 million of PG&W preferred stock and long-term debt was required to be repaid within twelve months, exclusive of PG&W's 9.57% Series First Mortgage Bonds due September 1, 1996. Such amount included borrowings of $49.0 million under the Credit Agreement and $8.4 million under three additional bank lines of credit, which expire during the second and third quarters of 1996. Prior to their respective expirations, PG&W intends to renew the Credit Agreement and its other bank lines of credit to the extent the related borrowing capacity is required. The $50 million of PG&W's 9.57% Series First Mortgage Bonds were redeemed on October 13, 1995, largely with proceeds from the Bridge Loan and were thus classified as long-term debt as of September 30, 1995.

Long Lived Assets

    In March 1995, Financial Accounting Standards Board ("FASB") Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The implementation of FASB Statement 121 in 1996 is not expected to have any significant impact on the Company or PG&W since the carrying amount of all assets, including regulatory assets, is considered recoverable.

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting held on October 11, 1995, the common shareholders of the Company approved the Asset Purchase Agreement providing for the sale by the Company and Pennsylvania Gas and Water Company ("PG&W") of PG&W's regulated water operations and certain related assets to Pennsylvania-American Water Company, a wholly-owned subsidiary of American Water Works Company, Inc. for approximately $409 million (including debt assumed), subject to adjustment. Shareholders cast 3,669,946 votes for the proposal, 126,204 votes against it, and 36,297 abstained from voting on the proposal.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Service Agreement for storage service dated October 13, 1995, by and between PG&W and Avoca Natural Gas Storage -- filed as Exhibit 10-1 to PG&W's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-3490.

     10-2 Employment Agreement effective September 1, 1995, between the Company and Dean T. Casaday -- filed herewith.

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











                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:  November 13, 1995             By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 13, 1995             By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                        (Registrant)



Date:  November 13, 1995             By:
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 13, 1995             By:
                                                     John F. Kell, Jr.
                                                  Vice President, Finance
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)