Form 10-K
period 1995-12-31
PENNSYLVANIA ENTERPRISES INC
filed 1996-03-08
CIK 77231

PART I


ITEM  l.  BUSINESS

GENERAL

    Pennsylvania Enterprises, Inc. (the "Company") is a holding company formed in 1974 whose principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility formerly known as Pennsylvania Gas and Water Company, is engaged in the distribution of natural gas. Until February 16, 1996, when its water utility operations were sold, PGE was also engaged in the distribution of water (See "-Sale of Water Utility Operations.") The Company's other subsidiaries consist of Pennsylvania Energy Resources, Inc. ("PERI") and its wholly-owned subsidiary Keystone Pipeline Services, Inc. ("Keystone"), which was acquired effective as of December 4, 1995, Pennsylvania Energy Marketing Company ("PEM") and Theta Land Corporation ("THETA"). These other subsidiaries, each of which is engaged in non-regulated activities, have not constituted a significant portion of either the Company's assets or operations.

    PGE, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, is regulated by the Pennsylvania Public Utility Commission ("PPUC"). As of December 31, 1995, PGE had approximately 141,800 gas customers and 133,400 water customers.

    PGE's gas operating revenues are highly seasonal and depend on certain factors that are beyond its control, such as the price of natural gas and the availability of markets for natural gas. Other factors include the weather, the effect of federal and state regulation, the effect of competition from other forms of energy, including electricity and oil, and the switching of customers from sales to transportation service. See "GAS BUSINESS-Transportation and Storage Service."

    As of December 31, 1995, the Company and its subsidiaries employed approximately 1,080 persons. However, as a result of the sale of PGE's water operations on February 16, 1996 (See "-Sale of Water Utility Operations"), and the related transfer, early retirement and displacement of certain employees, the Company and its subsidiaries employed only approximately 680 persons as of March 1, 1996.

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American Water Works Company, Inc. ("American"), for approximately $413.5 million, consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt, subject to certain post-closing adjustments. (See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in
Item 8 of this Form 10-K). Until February 16, 1996, PGE continued to operate the water utility business.

    The Company and PGE are using the $209.1 million of cash proceeds from the sale, after the payment of an estimated $56.7 million of federal and state income taxes, to retire debt, to repurchase stock and for working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sale of Water Utility Operations" in Item 7 of this Form 10-K). With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

GAS BUSINESS

    PGE distributes natural gas to an area in northeastern Pennsylvania lying within the Counties of Lackawanna, Luzerne, Wyoming, Susquehanna, Columbia, Montour, Northumberland, Lycoming, Union and Snyder, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The total estimated population of PGE's natural gas service area, based on the 1990 U.S. Census, is 561,000.

    Number and Type of Customers.   At  December 31, 1995, PGE had approximately
141,800 natural gas customers, from which  it derived total natural gas revenues
of $152.8 million during 1995.    The  following  chart shows a breakdown of the
types of customers and the percentages of gas revenues generated by each type of customer in 1995:
[CAPTION]
            Type of Customer             % of Customers         % of Revenues
       [S]                                  [C]                    [C]
       Residential                           91.4%                  63.0%
       Commercial                             8.2                   24.0*
       Industrial                             0.2                   11.6*
       Other Users                            0.2                    1.4
          Total                             100.0%                 100.0%

    * Includes the 4.6% of total gas revenues derived from interruptible customers.

    During 1995, PGE delivered an estimated total of 44,800,000 thousand cubic feet ("MCF") of natural gas to its customers, of which 54.9% was sold at normal tariff rates, 43.8% represented gas transported for customers and 1.3% was sold under the Alternate Fuel Rate (as described below).

    PGE sells gas to "firm" customers with the understanding that it will not interrupt their supply except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted by PGE at any time under the conditions set forth in their contracts for gas service. In 1995, a total of 1,142,000 MCF of natural gas was sold by PGE to interruptible customers and 4,168,000 MCF was transported for such customers, which together represented 11.9% of the total deliveries of natural gas by PGE to its customers during 1995.

    PGE's largest natural gas customer accounted for approximately 2.0% of its operating revenues in 1995. No other customer accounted for as much as 2.0% of such revenues in 1995.

    Transportation and Storage Service. PGE provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. Prior to March 25, 1993, transportation service was only provided to individual customers, or groups of not more than three customers, who consumed at least 50,000 MCF of natural gas per year. Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, PGE offers firm transportation customers a "storage service" pursuant to which such customers may have gas delivered to PGE during the period from April through October for storage and redelivery during the winter period. PGE also offers firm transportation customers a "standby service" under the terms of which PGE will supply the customer with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Since April, 1995, PGE has also offered a Market Sensitive Sales Service ("MSSS") in conjunction with its transportation service. The MSSS, which was approved by Order of the PPUC entered January 11, 1995, provides for the sale of natural gas at contracted rates based on market prices and other specified terms and conditions. The MSSS results in additional sales of natural gas by PGE and less transportation of natural gas by it on behalf of third parties. PGE sold 1,388,000 MCF under the MSSS during 1995, and expects to sell approximately 2,344,000 MCF under MSSS in 1996.

    Set forth below is a summary of the gas transported by PGE and the number of its customers using transportation service from 1993 to 1995:
[CAPTION]
                 Number             Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total
     [S]          [C]         [C]               [C]              [C]
     1995         480         14,543,000        5,054,000        19,597,000
     1994         574         13,411,000        4,744,000        18,155,000
     1993         569         10,078,000        4,627,000        14,705,000

    During 1996, PGE expects to transport approximately 20,000,000 MCF of natural gas, of which it anticipates approximately 5,100,000 MCF will be Pennsylvania gas.

    The decrease in 1995 in the number of customers using transportation service was the result of PGE requiring such customers to install telemetering equipment so that PGE could monitor the usage by those customers on a daily basis and thereby determine if the appropriate quantities of natural gas were being delivered for them. This requirement for telemetering equipment caused a number of customers, for whom relatively small quantities of natural gas were being transported, to revert to sales service.

    The rates charged by PGE for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. As a result, the transportation of interstate gas has had no significant adverse effect on earnings. However, the rate charged for the transportation of gas produced in Pennsylvania yields considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. This lower rate for the transportation of Pennsylvania gas is the result of regulations adopted by the PPUC to encourage the production of natural gas within the state.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PGE offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PGE's normal tariff rates, PGE is permitted by the PPUC to lower its price to these customers so that PGE can remain competitive with the alternate fuel. However, in no instance may PGE sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PGE's revenues under the Alternate Fuel Rate amounted to $2.0 million in 1995, $3.7 million in 1994 and $4.6 million in 1993. These revenues reflected the sale of 603,000 MCF, 1,223,000 MCF and 1,541,000 MCF in 1995, 1994 and 1993,
respectively. It is anticipated that approximately 1,445,000 MCF will be sold under the Alternate Fuel Rate in 1996. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

    FERC Order 636. On April 8, 1992, the Federal Energy Regulatory Commission ("FERC") issued Order No. 636 ("Order 636"), requiring interstate pipeline suppliers to restructure their services and operations in an attempt to enhance competition and maximize the benefits of wellhead price decontrol. The objectives of Order 636 were to be accomplished primarily by unbundling the services (i.e., the sale, transportation and storage of gas) provided by the interstate pipeline suppliers and by making those services available to end users on the same terms as local gas distribution companies, such as PGE.

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

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PGE and other larger local gas distribution companies.

    As of February 1, 1994, PGE began to recover the Gas Transition Costs that are being billed to PGE by its interstate pipelines through an increase in its PGC rate. As of December 31, 1995, PGE had been billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines, which is the entire amount of such billings that PGE expects. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 are being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the recovery of the remaining $217,000 will be sought by PGE in its PGC rate that is effective December 1, 1996.

    The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.6 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.1 million had been billed to PGE and $4.4 million had been recovered from its customers as of December 31, 1995. PGE has recorded the estimated transition costs that remained to be billed to it and the amounts remaining to be recovered from its customers.

    Sources of Supply. PGE purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for the heating season (i.e., November through March) or for periods of one year or longer. These contracts typically provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 20.8% of PGE's total purchases of natural gas in 1995. Two other suppliers accounted for 17.2% and 15.7% of PGE's total purchases of natural gas in 1995. No other suppliers accounted for more than 7% of PGE's purchases during 1995.

    The purchases of natural gas by PGE during each of the years 1995, 1994 and 1993 are summarized below:
[CAPTION]
                                 Volume                      Average
          Year               Purchased (MCF)               Cost per MCF
          [S]                  [C]                            [C]
          1995                 24,173,000                     $2.62
          1994                 28,364,000                     $2.82
          1993                 26,200,000                     $2.98

    During 1996, PGE expects to purchase a total of approximately 28,113,000 MCF of natural gas under seasonal or longer-term contracts at a currently projected average cost of $2.71 per MCF.

    PGE presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1996, and the Company believes that PGE will be able to obtain sufficient supplies to meet the demands of its existing customers and to serve new customers (of which approximately 4,000 are expected to be added in 1996) beyond October, 1996.

    Pipeline Transportation and Storage Entitlements.   Pursuant to the terms of
Order 636, PGE has entered into agreements with its former interstate pipeline suppliers providing for the firm transportation by those pipelines on a daily basis of the following quantities of gas:
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

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and PGE agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b) Includes 3,300 MCF per day that PGE can transport during the period December through February pursuant to an agreement with Transco that extends through 2011.

    PGE has also contracted with its former interstate pipeline suppliers for the following volumes of gas storage and storage withdrawals:
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

  (a) Agreements are automatically extended from month-to-month or year-to-year after their expiration unless notice of termination is given by one of the parties and PGE agrees to such termination. In no event may any of the agreements be unilaterally terminated by the pipelines without the approval of the FERC.

  (b)  Storage is utilized in order to meet peak day and seasonal demands.

    Based on its present pipeline transportation and storage entitlements, PGE is entitled to a maximum daily delivery of the following quantities of gas:
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

    In accordance with the provisions of Order 636, PGE may release to its customers and other parties the portions of its firm pipeline transportation and storage entitlements which are in excess of its requirements. Such releases may be made upon notice in accordance with the provisions of Order 636 and for a consideration not in excess of PGE's cost of the respective entitlement.
Releases may be made for periods ranging from one day to the remaining term of the entitlement.

    Since September 1, 1993, PGE has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to three years. The maximum capacity so released on any one day in 1995 was 65,213 MCF. Through March 1, 1996, PGE had not, however, released any of its storage capacity.

    The Company believes that PGE has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. PGE plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 302,906 MCF. Based upon present pipeline transportation and storage contracts, and assuming no curtailments by its suppliers, PGE could meet a peak day requirement of 303,479 MCF. PGE's historic maximum daily sendout is 293,683 MCF, which occurred on January 19, 1994, when service to interruptible customers and select industrial users was curtailed. The mean temperature in its gas service area on that day was -8 degrees Fahrenheit.

    Construction Expenditures. PGE's construction expenditures for gas utility plant in 1995 totaled $21.1 million and are estimated to be $28.9 million for 1996. The higher level of expenditures estimated for 1996 reflects various system improvements to permit PGE to meet future customer demands, as well as an increased emphasis on new business development.

    Regulation. PGE's natural gas utility operations are regulated by the PPUC, particularly as to utility rates, service and facilities, accounts, issuance of certain securities, the encumbering or disposition of public utility properties, the design, installation, testing, construction, and maintenance of PGE's pipeline facilities and various other matters associated with broad regulatory authority.

    In addition to those regulations promulgated by the PPUC, PGE must also comply with federal, state and local regulations relating generally to the discharge of materials into the environment or otherwise relating to the protection of the environment. Compliance with such regulations has not had any material effect upon the capital expenditures, earnings or competitive position of PGE's gas business. Although it cannot predict the future impact of these regulations, the Company believes that any additional expenditures and costs made necessary by them would be fully recoverable by PGE through rates.

    PGE, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants have been in operation since 1960, and several of the plant sites are no longer owned by PGE. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PGE filed notices with the Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National

Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state laws, PGE does not believe that additional costs, if any, related to these manufactured gas plant sites will be material to its financial position or results of operations.

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

    PGE's gas distribution and transportation activities are not subject to the Natural Gas Act, as amended.

    Valve Maintenance. On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PGE to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PGE for complying with the Emergency Order. PGE does not believe that compliance with the terms of such Order will have a material adverse effect on its financial position or results of operations.

    Rates. As required by the Code, PGE files an annual purchased gas cost rate with the PPUC. This rate is designed to recover purchased gas costs for the period it will be in effect. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility. In accordance with this procedure, PGE placed a purchased gas cost rate of $2.75 per MCF in effect on December 1, 1995, and is required to file a proposed annual purchased gas cost rate on or before June 1, 1996, to be effective December 1, 1996. It is not presently possible to estimate how this proposed rate will compare to the current purchased gas cost rate of $2.75 per MCF, which is scheduled to remain in effect through November 30, 1996. The annual changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenues is offset by a corresponding change in the cost of gas.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual costs vary from the costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate. As of March 1, 1996, no such quarterly gas cost adjustments had been made to PGE's tariffs.

    FERC Order 636, among other matters, requires that PGE contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities may result in increased scrutiny by the PPUC as to the prudence of PGE's gas procurement and supply activities. Depending upon how the PPUC views the cost effectiveness of such activities, PGE may not be permitted to recover all of its gas supply costs in the rates charged to customers. However, although it cannot be certain, the Company believes that PGE will be able to demonstrate to the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs in its purchased gas cost rate.

    Tax Surcharge Adjustments. Regulations of the PPUC provide for PGE to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes or passthrough any decreased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. In accordance with such procedure, PGE filed a revised state tax adjustment surcharge tariff with the PPUC which became effective August 1, 1995, to reflect the effect of tax legislation enacted by the Commonwealth of Pennsylvania on June 30, 1995, decreasing the Corporate Net Income Tax rate.

WATER BUSINESS

    Prior to the sale of its water operations to Pennsylvania-American on February 16, 1996, PGE distributed water to an area lying within the Counties of Lackawanna, Luzerne, Susquehanna and Wayne, which included the Cities of Scranton and Wilkes-Barre and 63 other municipalities. The total estimated population of the water service area, based on the 1990 U.S. Census, was 373,000.

    Number and Type of Customers.   At  December 31, 1995, PGE had approximately
133,400 water customers from which it derived total water revenues of $66.3 million during 1995. The following chart shows a breakdown of the types of customers and the percentages of water revenues they generated in 1995:
[CAPTION]
           Type of Customer              % of Customers         % of Revenues
       [S]                                   [C]                   [C]
       Residential                            91.5%                 63.0%
       Commercial                              7.2                  18.6
       Industrial                              0.3                   8.5
       Municipal and Other Users               1.0                   9.9
          Total                              100.0%                100.0%

    Filtration of Water Supplies. All of PGE's water customers were supplied with filtered water (except for several hundred who were supplied with ground water from wells) which met all federal and state drinking water regulations. The filtration of PGE's water supplies was performed at ten water treatment plants, located throughout PGE's water service area, which had an aggregate daily capacity of 101.1 million gallons.

    Treatment and Testing of Water. All water entering PGE's distribution system was filtered (except for the small quantity of ground water pumped from wells), disinfected, and treated with chemicals to minimize corrosion of the distribution system and customers' piping. Water samples were taken at each of the intake stations and at selected locations in PGE's service area, and turbidity was monitored at each location at which the water entered the distribution system.

    Construction  Expenditures.    PGE's  construction  expenditures  for  water
utility plant in 1995 totaled $15.3 million.

NONREGULATED SUBSIDIARIES

    Certain of the Company's operations are also conducted by Pennsylvania Energy Resources, Inc. ("PERI") and its wholly-owned subsidiary Keystone
Pipeline Services, Inc. ("Keystone"), Pennsylvania Energy Marketing Company ("PEM") and Theta Land Corporation ("THETA"). Operating revenues and operating income (after taxes on income) attributable to PERI, Keystone (from December 4, 1995, the effective date of its acquisition by PERI), PEM and THETA have not been significant relative to the Company's regulated operations.

    PERI. PERI sells materials and supplies used in the distribution of water and natural gas and engages in service activities, primarily the maintenance of gas heating appliances for PGE customers.

    Keystone.    Keystone  is  engaged  in  the  construction,  maintenance  and rehabilitation of natural gas distribution pipelines.

    PEM. PEM is engaged in the marketing and brokering of natural gas directly to large industrial and commercial users.

    THETA.  Theta owns a small  amount  of  real  estate which is being held for
sale or future development.    Theta  also  periodically  engages in the sale of
forest products.

EXECUTIVE OFFICERS OF THE COMPANY

                                                           Positions and
                                        Officer           Offices with the
           Name               Age        Since                 Company

Kenneth L. Pollock             75         1987        Chairman of the Board of
                                                      Directors

William D. Davis               64         1991        Vice  Chairman   of  the
                                                      Board of Directors

Dean T. Casaday                64         1991        President and Chief
                                                      Executive Officer

Thomas F. Karam                40         1995        Executive Vice President

Vincent A. Bonaddio            46         1995        Vice          President,
                                                      Operations           and
                                                      Engineering Services

Harry E. Dowling               46         1984        Vice President, Customer
                                                      Services

John F. Kell, Jr.              58         1978        Vice          President,
                                                      Financial Services

Joseph F. Perugino             57         1988        Vice  President,  Energy
                                                      Services

Thomas J. Ward                 45         1988        Vice President,
                                                      Administrative Services,
                                                      and Secretary

Richard N. Marshall            38         1993        Treasurer  and Assistant
                                                      Secretary

Thomas J. Koval                43         1992        Controller and Assistant
                                                      Treasurer


    Each of the Executive Officers has been elected to serve until the first meeting of the Board of Directors of the Company following the 1996 Annual Meeting and until his successor has been duly elected. Also, each of these Officers holds the same position with PGE. Other than with respect to Mr. Casaday, who has an employment agreement with the Company as President and Chief Executive Officer for a one-year period ending September 1, 1996, there are no arrangements or understandings between any officer and any other person pursuant to which he was selected as an officer.

ITEM 2.  PROPERTIES

    Gas. PGE's gas system consists of approximately 2,221 miles of distribution lines, nine city gate and 67 major regulating stations and miscellaneous related and additional property. PGE believes that its gas utility properties are adequately maintained and in good operating condition in all material respects. Continued expenditures will, however, be required with regard to PGE's on-going valve maintenance program. See "Business-Gas Business-Valve Maintenance."

    Most of PGE's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by thirty supplemental indentures (collectively, the "Indenture") from PGE to First Trust of New York, National Association, as Trustee.

    Water. Prior to the sale of its water operations to Pennsylvania-American on February 16, 1996, PGE's water system consisted principally of 36 active and standby reservoirs and stream intakes, ten water treatment plants, five wells, various distribution system storage tanks, approximately 1,730 miles of aqueducts and pipelines, related watershed land and miscellaneous other property. Approximately 8,000 acres of land representing reservoir sites and land adjacent to such reservoirs, as well as the location of various water facilities, were also sold by PGE to Pennsylvania-American on February 16, 1996, as part of the sale of its water operations.

    Land.   As  of  March  1,  1996,  PGE  owned  approximately  46,000 acres of undeveloped land situated in northeastern Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the business of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At a special meeting held on October 11, 1995, the common shareholders of the Company approved the Asset Purchase Agreement among the Company, PGE, Pennsylvania-American and American dated as of April 26, 1995, providing for the sale by the Company and PGE of PGE's regulated water operations and certain related assets to Pennsylvania-American for $413.5 million (including debt assumed), subject to certain post-closing adjustments. Shareholders cast 3,669,946 votes for the proposal, 126,204 votes against it, and 36,297 abstained from voting on the proposal.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock is traded on the New York Stock Exchange under the symbol "PNT." Quotations are shown in the Wall Street Journal as "PennEntr" and in The New York Times as "PennEnt." As of March 1, 1996, there were approximately 7,861 holders of record of the Company's common stock.

    Listed below are the price ranges of the Company's common stock and the dividends per share of common stock paid during the years ended December 31, 1995 and 1994. The prices shown represent the high and low transaction prices for the respective quarters without retail mark-up, mark-down or commission. [CAPTION]

                                          Price Range                  Cash
                                        High        Low              Dividends

              1995
          [S]                          [C]        [C]                [C]
          First quarter                $31.375    $27.125            $     .55
          Second quarter                34.000     30.625                  .55
          Third quarter                 34.625     30.750                  .55
          Fourth quarter                38.125     34.250                  .55
            Total                                                    $    2.20

              1994

          First quarter                $33.000    $29.250            $     .55
          Second quarter                30.875     29.000                  .55
          Third quarter                 31.875     29.375                  .55
          Fourth quarter                30.125     26.875                  .55
            Total                                                    $    2.20

    Information relating to restrictions on the payment of dividends by the Company is set forth in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected consolidated financial data for the Company and its subsidiaries for each of the five years in the period ended December 31, 1995, is set forth below.
This data should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Form 10-K:

                                           Year Ended December 31,
                               1995      1994(1)    1993(1)    1992(1)    1991(1)
                               (Thousands of Dollars, Except Per Share Amounts)
OPERATING REVENUES           $152,756   $167,992   $153,325   $143,227   $138,465
  Cost of gas                  84,372     98,653     86,557     77,720     77,801
OPERATING MARGIN               68,384     69,339     66,768     65,507     60,664

OTHER OPERATING EXPENSES:
 Operation                     22,438     22,652     21,797     21,514     20,589
 Maintenance                    4,967      4,436      3,695      3,405      3,957
 Depreciation                   6,971      6,667      6,388      6,087      5,545
 Income taxes                   3,556      4,290      4,935      4,962      2,513
 Taxes other than income
   taxes                        9,918     10,807     10,055      9,670      8,663
   Total other operating
     expenses                  47,850     48,852     46,870     45,638     41,267

OPERATING INCOME               20,534     20,487     19,898     19,869     19,397
OTHER INCOME (DEDUCTIONS),
  NET                             763        258       (472)       (92)       604
INTEREST CHARGES (2)          (15,413)   (13,793)   (12,888)   (13,164)   (14,722)
INCOME FROM CONTINUING
 OPERATIONS                     5,884      6,952      6,538      6,613      5,279

DISCONTINUED OPERATIONS (3):
  Income from discontinued
    operations                  2,127(4)  10,504      7,909      4,915      3,130
  Estimated loss on disposal
    of discontinued
    operations, net of
    anticipated income during
    the phase-out period       (5,961)         -          -          -          -

  Income (loss) with respect
    to discontinued
    operations                 (3,834)    10,504      7,909      4,915      3,130

INCOME BEFORE SUBSIDIARY'S
  PREFERRED STOCK DIVIDENDS     2,050     17,456     14,447     11,528      8,409
SUBSIDIARY'S PREFERRED STOCK
  DIVIDENDS (2)                 2,763      4,639      6,462      5,065      4,236
NET INCOME (LOSS)            $   (713)  $ 12,817   $  7,985   $  6,463   $  4,173




See page 16 for an explanation of footnotes.

                                           Year Ended December 31,
                               1995      1994(1)    1993(1)    1992(1)    1991(1)
                               (Thousands of Dollars, Except Per Share Amounts)
COMMON STOCK INFORMATION:
 Weighted average number
  of shares outstanding in
  thousands                     5,729      5,457      4,395      4,011      2,734
 Earnings (loss) per share
  of common stock:
    Continuing operations (2)$    .55   $    .43   $    .02   $    .39   $    .38
    Discontinued operations      (.67)      1.92       1.80       1.22       1.15
    Net income (loss) before
      premium on redemption
      of subsidiary's
      preferred stock            (.12)      2.35       1.82       1.61       1.53
    Premium on redemption
      of subsidiary's
      preferred stock               -       (.18)         -          -          -
 Earnings (loss) per share
  of common stock            $   (.12)  $   2.17   $   1.82   $   1.61   $   1.53

 Cash dividends per share
   of common stock           $   2.20   $   2.20   $   2.20   $   2.20   $   2.20

CAPITALIZATION AT END
  OF PERIOD:
 Amounts -
  Common shareholders'
   investment                $162,739   $172,012   $165,775   $135,144   $109,965
  Preferred stock of PGE -
   Not subject to mandatory
    redemption, net            33,615     33,615     33,615     33,615      9,916
   Subject to mandatory
    redemption                  1,680      1,760     31,840     41,920     42,000
  Long-term debt              106,706    220,705    155,388    148,866    128,267
    Total capitalization     $304,740   $428,092   $386,618   $359,545   $290,148

 Ratios -
  Common shareholders'
   investment                   53.4%      40.2%      42.9%      37.6%      37.9%
  Preferred stock of PGE -
   Not subject to mandatory
    redemption, net             11.0        7.8        8.7        9.3        3.4
   Subject to mandatory
    redemption                   0.6        0.4        8.2       11.7       14.5
  Long-term debt                35.0%      51.6       40.2       41.4       44.2
    Total                      100.0%     100.0%     100.0%     100.0%     100.0%

UTILITY PLANT AT END OF
  PERIOD:
 Total utility plant         $295,895   $284,080   $269,819   $256,663   $246,323
 Accumulated depreciation      76,882     74,408     70,954     65,318     61,628
    Net utility plant        $219,013   $209,672   $198,865   $191,345   $184,695

TOTAL ASSETS AT END OF
  PERIOD:
  Continuing operations      $319,968   $321,236   $318,057   $257,458   $247,538
  Discontinued operations,
    net (5)                   204,250    203,196    193,002    183,702    144,815


    Total                    $524,218   $524,432   $511,059   $441,160   $392,353


See page 16 for an explanation of footnotes.

(1)  Restated to reflect discontinued operations.
(2) None of PEI's interest charges nor any of PGE's Preferred Stock dividends have been allocated to the discontinued operations. Interest charges relating to indebtedness of PGE have been allocated to the discontinued operations based on the relationship of the gross water utility plant of the discontinued operations to the total of PGE's gross gas and water utility plant. This is the same method as had been utilized by PGE and the PPUC in establishing the revenue requirements of its utility operations.
(3)  All amounts are shown net of related income taxes.
(4) Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.
(5) Net of (i) liabilities being assumed by Pennsylvania-American (ii) estimated liability for income taxes on sale of discontinued operations,
     (iii) with respect to the year ended December 31, 1995, the anticipated income from the discontinued operations during the phase-out period for financial statement purposes of April 1, 1995, through February 15, 1996, and (iv) with respect to periods ended in 1994 and earlier years, other net assets of the discontinued operations (which were written off as of March 31, 1995). See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    On April 26, 1995, the Company and PGE signed a definitive agreement (the "Agreement") with American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, providing for the sale to Pennsylvania-American of substantially all of the assets, properties and rights of PGE's water utility operations.

    Under the terms of the Agreement, Pennsylvania-American paid approximately $413.5 million consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt, to PGE on the February 16, 1996, closing date for the sale. This price is subject to certain post-closing adjustments. PGE continued to operate the water utility business until the closing date.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to the early retirement plan (see Note 10 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K), the sale resulted in an estimated after tax loss of $6.0 million, net of the expected income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996.)

    The net cash proceeds from the sale of approximately $209.1 million, net of an estimated $56.7 million payable for income taxes, are being used by the Company and PGE to retire debt, to repurchase stock and for working capital for their continuing operations. After the sale, the principal assets of the Company and PGE consist of PGE's gas utility operations and approximately 46,000 acres of land.

    Operating revenues from water utility operations decreased $425,000 (0.6%) from $66.7 million for 1994 to $66.3 million for 1995, primarily as a result of a 1.2% decrease in consumption. Operating expenses related to the water utility operations, excluding income taxes, increased $2.4 million (6.4%) from $36.7 million for 1994 to $39.0 million for 1995. This increase was principally attributable to an increase in operation and maintenance expenses as a result of higher levels of leak repairs and sludge removal costs in 1995 compared to 1994. Income taxes with respect to the water utility operations decreased by $983,000 (14.4%) from $6.9 million in 1994 to $5.9 million in 1995 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges) and a decrease in the Pennsylvania Corporate Net Income Tax rate. As a result of the foregoing, operating income of the water utility operations decreased $1.8 million (7.8%) from $23.2 million for 1994 to $21.4 million for 1995. After allocated interest and other charges (see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K), the income from the water utility operations decreased $1.8 million (16.7%) from $10.5 million in 1994 to $8.7 million in 1995.

    Operating revenues from water utility operations increased by $13.4 million (25.1%) from $53.4 million in 1993 to $66.7 million in 1994. This increase in revenues was principally the result of various rate increases allowed by the PPUC during 1993. Operating expenses related to the water utility operations, excluding income taxes, increased $3.6 million (11.0%) from $33.1 million in 1993 to $36.7 million in 1994. The major reasons for this increase were a $1.8 million (29.8%) increase in depreciation expense (primarily because of capital additions and the change in December, 1993, from a 4% compound interest to a straight-line method of depreciation with respect to certain water plant) and a $1.9 million increase in other operating expenses, largely as a result of increased payroll and other postemployment benefit costs, the effects of which were partially offset by a decrease in the amortization of rate case expense. Income taxes with respect to the water utility operations increased by $3.9 million from $2.9 million in 1993 to $6.9 million in 1994 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges). As a result of the foregoing, operating income of the water utility operations increased $5.8 million (33.6%) from $17.4 million in 1993 to $23.2 million in 1994. After allocated interest charges (see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K), the income from the water utility operations increased $2.6 million (32.8%) from $7.9 million in 1993 to $10.5 million in 1994.

    In accordance with generally accepted accounting principles, the Company's consolidated financial statements for the periods prior to 1995 were restated to reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to the Company's continuing operations, which consist primarily of PGE's gas utility operations. For additional information regarding the discontinued operations, see Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the calendar years ended December 31, 1995, 1994 and 1993:

                                                Percentage of Operating Revenues
                                                    Year Ended December 31,
                                                 1995         1994         1993
OPERATING REVENUES...........................    100.0%       100.0%       100.0%
  Cost of gas................................     55.3         58.7         56.5
OPERATING MARGIN.............................     44.7         41.3         43.5

OTHER OPERATING EXPENSES:
  Operation..................................     14.7         13.5         14.2
  Maintenance................................      3.2          2.6          2.4
  Depreciation...............................      4.6          4.0          4.2
  Income taxes...............................      2.3          2.6          3.2
  Taxes other than income taxes..............      6.5          6.4          6.5
    Total other operating expenses...........     31.3         29.1         30.5

OPERATING INCOME.............................     13.4         12.2         13.0

OTHER INCOME (DEDUCTIONS), NET...............      0.5          0.1         (0.3)

INTEREST CHARGES(1)..........................    (10.1)        (8.2)        (8.4)

INCOME FROM CONTINUING OPERATIONS............      3.8          4.1          4.3

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................     (2.5)         6.3          5.1

INCOME BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS............................      1.3         10.4          9.4

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....      1.8          2.8          4.2

NET INCOME (LOSS)............................     (0.5)%        7.6%         5.2%

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends has been allocated to the discontinued operations.

 o  Year Ended December 31, 1995, compared with year ended December 31, 1994

    Operating Revenues. Operating revenues decreased $15.2 million (9.1%) from $168.0 million for 1994 to $152.8 million for 1995. This decrease was primarily the result of a reduction in the gas cost rate effective May 16, 1995. See "- Rate Matters." Also contributing to the decrease in revenues was the switching of certain commercial and industrial customers from sales to transportation service and a 179 million cubic feet (0.8%) decrease in sales to residential and commercial heating customers, caused by a 133 (2.2%) decrease in heating degree days. There were 6,029 heating degree days (95.8% of normal) during 1995 compared to 6,162 (97.9% of normal) during 1994.

    Cost of Gas. The cost of gas decreased $14.3 million (14.5%) from $98.7 million for 1994 to $84.4 million for 1995, primarily because of the aforementioned reduction in the gas cost rate effective May 16, 1995. See "-

Rate Matters." Also contributing to the decrease was the reduced consumption by residential and commercial heating customers.

    Operating Margin. The operating margin decreased $955,000 (1.4%) from $69.3 million in 1994 to $68.4 million in 1995, primarily because of the 179 million cubic feet (0.8%) decrease in consumption by residential and commercial heating customers. However, as a percentage of operating revenues, the margin increased from 41.3% in 1994 to 44.7% in 1995 primarily as a result of the higher average charge per cubic foot to residential and commercial heating customers because of their lower consumption due to the warmer weather.

    Other Operating Expenses. Other operating expenses decreased $1.0 million (2.1%) from $48.9 million for 1994 to $47.9 million for 1995. This decrease was partially the result of a $734,000 (17.1%) decrease in income taxes from $4.3 million in 1994 to $3.6 million in 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate. Also contributing to the decrease in other operating expenses was a slightly lower level of operation expenses, which declined $214,000 (0.9%), and an $889,000 (8.2%) decrease in taxes other than income taxes, primarily because of a decrease in gross receipts tax as a result of the lower level of operating revenues. The effect of the decreases in taxes and operation expenses was partially offset by a $531,000 (12.0%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and a $304,000 (4.6%) increase in depreciation expense as a result of additions to utility plant. Notwithstanding the decrease in other operating expenses, such expenses increased as a percentage of operating revenues from 29.1% during 1994 to 31.3% during 1995 because of the relatively greater decrease in revenues.

    Operating Income. As a result of the above, total operating income of $20.5 million remained relatively unchanged, increasing $47,000 (0.2%) in 1995 from 1994. Total operating income also increased as a percentage of total operating revenues for such periods from 12.2% in 1994 to 13.4% in 1995, primarily because of the decrease in the cost of gas as a percentage of operating revenues.

    Other Income (Deductions), Net. Other income (deductions), net increased $505,000 from $258,000 in 1994 to $763,000 in 1995, primarily as a result of a
$256,000 increase in earnings of non-regulated subsidiaries, a $227,000 write-off of expired advances related to income taxes and a $226,000 decrease in amortization of preferred stock issuance costs.

    Interest Charges. Interest charges increased by $1.6 million (11.7%) from $13.8 million for 1994 to $15.4 million for 1995. This increase was largely attributable to interest on overcollections of purchased gas costs and increased borrowings primarily as a result of the Company's May 31, 1994, term loan agreement. None of the interest expense on borrowings under the Company's term loan agreement or the Company's senior notes was allocated to the discontinued operations.

    Income From Continuing Operations. Income from continuing operations decreased $1.1 million (15.4%) from $7.0 million for 1994 to $5.9 million for 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by the lower levels of taxes.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $1.9 million (40.4%) from $4.6 million for 1994 to $2.8 million for 1995, as a result of the redemption by PGE on May 31, 1994, of 150,000 shares ($15.0 million) of its 9.50% cumulative preferred stock, $100 par value, and on

December 16, 1994, of 150,000 shares ($15.0 million) of its 8.90% cumulative preferred stock, $100 par value. No dividends on preferred stock were allocated to the discontinued operations.

    Net Income (Loss). The decrease in net income (loss) of $13.5 million from income of $12.8 million for 1994 to a loss of $713,000 for 1995, as well as the decrease in earnings per share of common stock of $2.29 from earnings of $2.17 per share for 1994 (after an $.18 per share charge for the premium on redemption of subsidiary's preferred stock) to a loss of $.12 per share for 1995, were largely the result of the estimated loss (equivalent to $1.04 per share) on the disposal of PGE's water utility operations, as discussed above. Also contributing to the decreases in net income and earnings per share for 1995 was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on subsidiary's preferred stock and, in the case of earnings per share, the absence of any premium on the redemption of subsidiary's preferred stock.

 o  Year ended December 31, 1994, compared with year ended December 31, 1993

    Operating Revenues. Operating revenues increased by $14.7 million (9.6%) from $153.3 million for 1993 to $168.0 million for 1994, primarily as a result of a price increase averaging 19.0% (designed to total $28.8 million on an annual basis) effective December 1, 1993, due to increased costs of purchased gas. See "-Rate Matters-Rate Filings." Also contributing to the increase in operating revenues in 1994 was a 224 million cubic feet (1.0%) increase in sales to residential and commercial heating customers. This increase was attributable to the addition of approximately 2,200 new customers and occurred despite heating degree days that were 2.1% lower than normal and 0.3% less than in 1993. Additionally, the implementation of surcharges to recover FERC Order 636 transition costs (as more fully discussed below under "-Rate Matters-Rate Filings") acted to increase gas operating revenues by $1.8 million in 1994. The effects of the price increase and the surcharges on operating revenues were partially offset by the switching of certain commercial and industrial customers from sales to transportation service and a price decrease averaging 1.1% (designed to total $1.8 million on an annual basis) effective December 1, 1994, due to decreased costs of purchased gas, see"-Rate Matters-Rate Filings."

    Cost of Gas. The cost of gas increased $12.1 million (14.0%) from $86.6 million for 1993 to $98.7 million for 1994. The effect of this increase, which was the result of higher costs for purchased gas and the implementation of surcharges to recover FERC Order 636 transition costs, see "-Rate Matters-Rate Filings", was partially offset by a 9.0% (2.6 billion cubic feet) decrease in the volume of gas sold during 1994 compared to 1993. This decreased volume was largely attributable to the aforementioned switching of certain customers from sales to transportation service.

    Operating Margin. The operating margin increased $2.6 million or 3.9% from $66.8 million in 1993 to $69.3 million in 1994, primarily as a result of the increased sales to residential and commercial heating customers. However, as a percentage of operating revenues, the margin decreased from 43.5% in 1993 to 41.3% in 1994 primarily because of the increased cost of purchased gas.

    Other Operating Expenses. Other operating expenses increased $2.0 million (4.2%) from $46.9 million for 1993 to $48.9 million for 1994. This increase was largely attributable to a $729,000 increase in gross receipts tax as a result of the higher level of gas revenues, an $855,000 increase in operation expenses (primarily because of a $285,000 increase in payroll costs and increased provisions for uncollectible accounts of $603,000) and a $741,000 increase in maintenance expenses (principally as a result of a $319,000 increase in payroll costs and a $146,000 increase in maintenance of gas mains and services attributable to the extremely cold weather experienced in January and February,
1994). Income taxes decreased by $645,000 (13.1%) from $4.9 million in 1993 to $4.3 million in 1994 due to a lower level of income before income taxes (for this purpose, operating income net of interest charges). Notwithstanding the increase in other operating expenses, such expenses decreased as a percentage of operating revenues, from 30.5% during 1993 to 29.1% during 1994 because of the relatively greater increase in operating revenues.

    Operating Income. As a result of the above, total operating income increased by $589,000 (3.0%) from $19.9 million for 1993 to $20.5 million for 1994. However, as a percentage of operating revenues, operating income decreased from 13.0% in 1993 to 12.2% in 1994 primarily as a result of the increase in the cost of gas as a percentage of operating revenues.

    Other Income (Deductions), Net. Other income (deductions), net increased $730,000 from a deduction of $472,000 in 1993 to income of $258,000 in 1994, primarily as a result of a $409,000 gain ($268,000 net of related income taxes) on the sale of PGE's interest in an oil and gas joint venture, a $254,000 increase ($145,000 net of related income taxes) in gains on the sale of land and other property and a $239,000 decrease in the net interest expense associated with the unexpended portion of the proceeds from the issuance of certain debt held in a construction fund.

    Interest Charges. Interest charges increased by $905,000 (7.0%) from $12.9 million for 1993 to $13.8 million for 1994, primarily as a result of borrowings under the Company's Term Loan Agreement, see "-Liquidity and Capital Resources-Long-Term Debt and Capital Stock Financings." None of the interest expense on borrowings under the Company's Term Loan Agreement or its 10.125% Senior Notes due 1999 was allocated to the discontinued operations.

    Income from Continuing Operations. Income from continuing operations increased $414,000 (6.3%) from $6.5 million for 1993 to $7.0 million for 1994. This increase was the result of the matters discussed above, principally the increase in operating margin resulting from the higher level of sales to residential and commercial heating customers, the effect of which was partially offset by increases in other operating expenses and interest charges.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $1.8 million (28.2%) from $6.5 million for 1993 to $4.6 million for 1994, primarily as a result of the redemption by PGE on December 23, 1993, of 100,000 shares ($10.0 million), and on May 31, 1994, of 150,000 shares ($15.0 million), of its 9.50% Cumulative Preferred Stock, $100 par value. No dividends on preferred stock have been allocated to the discontinued operations.

    Net Income. Net income increased $4.8 million (60.5%) from $8.0 million for 1993 to $12.8 million for 1994. The increased earnings in 1994 were the result of a $2.6 million increase in income from discontinued operations and the matters discussed above relating to the continuing operations, principally the increase in operating margin resulting primarily from the higher level of sales to residential and commercial heating customers, increases in other income (deductions), net and the decrease in preferred stock dividends. The effects of these factors were partially offset by the increase in other operating expenses.

    Before the $534,000 premium paid on the redemption of 150,000 shares of PGE's 9.50% Cumulative Preferred Stock on May 31, 1994, and the $446,000 premium paid on the redemption of 150,000 shares of PGE's 8.90% Cumulative Preferred Stock on December 16, 1994, the earnings per share of common stock increased $.53 (29.1%) from $1.82 per share for 1993 to $2.35 per share for 1994. This improvement was the result of the 60.5% increase in net income and occurred despite a 24.2% increase in the weighted average number of shares outstanding during 1994 primarily as a result of the Company's offering of 1,250,000 shares of common stock in October, 1993. While premiums on the redemption of preferred stock are charged to retained earnings and are not a determinant of net income, the premiums associated with any redemptions occurring subsequent to January 20, 1994, must be taken into account in calculating the earnings per share of common stock. As a consequence, the premiums on the redemption of the 150,000 shares of PGE's 9.50% Cumulative Preferred Stock and the 150,000 shares of PGE's 8.90% Cumulative Preferred Stock acted to reduce PGE's earnings per share for 1994 by $.18 per share, resulting in earnings of $2.17 per share of common stock for the year, an increase of $.35 per share (19.2%) over the earnings of $1.82 per share for the year ended December 31, 1993.

RATE MATTERS

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code (the "Code") which require that the tariffs of larger gas distribution companies, such as PGE, be adjusted on an annual basis to reflect changes in their purchased gas costs, the PPUC, by Order adopted November 10, 1994, authorized PGE to decrease the gas costs contained in its tariffs from $3.74 to $3.68 per thousand cubic feet effective December 1, 1994. This change in gas rates on account of purchased gas costs was designed to produce a decrease in annual revenue of $1.8 million. In accordance with the same provisions of the Code, by Order adopted May 11, 1995, the PPUC authorized PGE to decrease the gas costs contained in its gas tariffs to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. Additionally, by Order adopted November 9, 1995, the PPUC authorized PGE to increase its gas cost rate to $2.75 per thousand cubic feet effective December 1, 1995. This change in gas rates on account of purchased gas costs is designed to produce a $9.6 million increase in annual revenue. The changes in gas rates on account of purchased gas costs have no effect on the Company's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Quarterly Gas Cost Adjustment. Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate with such regulations. As of March 1, 1996, no such quarterly gas cost adjustments had been made to PGE's tariffs.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas

Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 are being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the recovery of the remaining $217,000 will be sought by PGE in its PGC rate that is effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.6 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.1 million had been billed to PGE and $4.4 million had been recovered from its customers as of December 31, 1995. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

    Effects of Inflation. When utility property reaches the end of its useful life and must be replaced, PGE will incur replacement costs in amounts that due to the effects of inflation would materially exceed either the original cost or the accrued depreciation of such property as reflected on its books of account. However, the cost of such replacement property would be includable in PGE's rate base, and PGE would be entitled to recover depreciation expense and earn a return thereon, to the extent that its investment in such property was prudently incurred and the property is used and useful in furnishing public utility service.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for approximately $413.5 million, consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt, subject to certain adjustments.

    The Company and PGE are using the $209.1 million of cash proceeds from the sale, after the payment of an estimated $56.7 million of federal and state income taxes, to retire debt, to repurchase stock and for working capital purposes. In this regard, PGE repaid its $50.0 million term loan due 1996 and all of its outstanding bank borrowings on February 16, 1996. Additionally, the Company and PGE temporarily invested $152.0 million of the proceeds from the sale pending the use of such funds for (i) the repurchase of approximately 2,000,000 shares of the Company's common stock in April, 1996, for an estimated aggregate consideration of approximately $77.7 million including related expenses, (ii) the defeasance of the $30.0 million principal amount of the Company's 10.125% Senior Notes on June 17, 1996, at a total estimated cost of $31.5 million, (iii) the repurchase of an estimated 225,000 shares of PGE's 9% cumulative preferred stock in April, 1996, for an estimated aggregate consideration of $25.0 million including related expenses, (iv) the repurchase of an estimated 80,000 shares of PGE's 4.10% cumulative preferred stock in April, 1996, for an estimated aggregate consideration of $4.2 million including related expenses and (v) for other working capital purposes. Because the repurchases of the Company's common stock and PGE's 9% and 4.10% cumulative preferred stock will involve voluntary sales by the holders of the respective securities, the number and cost of the shares actually purchased may vary from that estimated depending on market conditions at the time of the repurchases.

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of the cash proceeds from the sale of its regulated water operations that have been temporarily invested, PGE terminated its $60.0 million bank credit agreement and one additional bank line of credit under which $3.0 million was available for borrowing by PGE. PGE has retained and currently has four bank lines of credit with an aggregate borrowing capacity of $17.5 million (See "-Liquidity"), which is deemed adequate for its immediate needs. However, PGE plans to arrange additional bank lines of credit as the proceeds from the sale of its water utility operations are fully utilized and as it requires further borrowing capacity.

Liquidity

    The  primary  capital  needs  of  the  Company  are  the  funding  of  PGE's construction program and the seasonal funding of PGE's gas purchases and increases in its customer accounts receivable. PGE's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

    The cash flow from PGE's operations is generally sufficient to fund a portion of its construction expenditures. However, to the extent external financing is required, it is the practice of PGE to use bank borrowings to fund such expenditures, pending the periodic issuance of stock and long-term debt.
Bank borrowings are also used by PGE for the seasonal funding of its gas purchases and increases in customer accounts receivable.

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $17.5 million of unsecured revolving bank credit and plans to arrange additional bank lines of credit as its needs require (See "-Sale of Water Utility Operations").
Specifically, PGE currently has four bank lines of credit with an aggregate borrowing capacity of $17.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under these bank lines of credit are due and payable at various dates during 1996, the earliest of which is March 31, 1996. As of March 1, 1996, PGE had no borrowings outstanding under these bank lines of credit.

    The Company believes that PGE will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    Both the Company and PGE periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings, exclusive of interim bank borrowings and indebtedness that was assumed by Pennsylvania-American in connection with its purchase of PGE's water utility operations, consummated by the Company and PGE since the beginning of 1994.

    On May 31, 1994, the Company borrowed $20.0 million pursuant to the Term Loan Agreement, which matures on May 31, 1999. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-half of one percent (5.875% as of March 1, 1996). Under the provisions of the Term Loan Agreement, the Company can choose interest rate periods of one, two, three or six months. The Company utilized the proceeds from such loan to purchase $20.0 million of PGE common stock. PGE used a portion of the proceeds it so received to redeem $15.0 million of its 9.50% Cumulative Preferred Stock and to fund the $534,375 premium in connection with such redemption. The remaining $4.5 million of proceeds were used by PGE to repay a portion of its bank borrowings and for working capital purposes.

    On July 28, 1994, the Company implemented a Customer Stock Purchase Plan (the "Customer Plan") which provided the residential customers of PGE with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. Under the terms of the Customer Plan, 88,231 shares ($2.4 million) and 59,537 shares ($1.7 million) of the Company's common stock were issued in 1995 and 1994, respectively. The proceeds from the issuance of shares through the Customer Plan were used by the Company to purchase PGE common stock. Effective May 9, 1995, the Company suspended the Customer Plan because of the significant reduction in its capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    Through the Company's  Dividend  Reinvestment  and  Stock Purchase Plan (the
"DRP"), holders of shares of the Company's common stock may reinvest cash dividends and/or make cash investments in common stock of the Company. Under the DRP, 116,505 shares ($3.3 million), 62,271 shares ($1.8 million) and 15,988 shares ($465,000) of common stock were issued during 1995, 1994 and 1993, respectively. The Company uses the proceeds from the DRP to purchase PGE common stock. The DRP was amended on May 5, 1994, to provide the Company's shareholders with a method of reinvesting cash dividends and making cash investments to purchase newly-issued shares of the Company's common stock at a 5% discount from the market price. Prior to such amendment, cash dividends were reinvested at 100% of the market price in newly-issued shares and cash investments were used to purchase shares of the Company's common stock on the open market. Effective May 9, 1995, the Company suspended the cash investment feature of the DRP and the 5% discount from the market price on the reinvestment of dividends under the DRP because of the significant reduction in its capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    Under the Company's Employees' Savings Plan (a section 401(k) plan) which became effective January 1, 1992, the Company issued an additional 19,468 shares ($628,000) in 1995, 18,100 shares ($540,000) in 1994 and 16,478 shares
($481,000) in 1993.

    On October 12, 1995, PGE borrowed $50.0 million under a term loan agreement. The proceeds from the term loan, along with other funds provided by PGE, were utilized on October 13, 1995, to redeem the $50.0 million principal amount of PGE's 9.57% Series First Mortgage Bonds due September 1, 1996, in connection with the then-pending sale of PGE's water utility operations to Pennsylvania-American.

    On December 7, 1995, PERI borrowed $2.0 million pursuant to a five-year term loan agreement, which matures November 30, 2000. Borrowings under the agreement bear interest at a fixed rate of 6.54%. PERI used the proceeds it so received, along with an equity investment from the Company, to acquire all of the outstanding stock of Keystone Pipeline Services, Inc. (formerly known as Ford, Bacon & Davis Sealants, Inc.) from Ford, Bacon & Davis Companies, Inc., a wholly-owned subsidiary of Deutsche Babcock Technologies, Inc. Under the terms of the agreement, PERI is required to make principal repayments of $200,000, $300,000, $400,000, $500,000 and $600,000 during the years 1996, 1997, 1998,
1999 and 2000, respectively.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $21.1 million, $19.6 million and $15.1 million in 1995, 1994 and 1993, respectively. Such expenditures were financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

    The Company currently estimates that PGE's capital expenditures will total $28.9 million, $24.8 million and $25.3 million, respectively, for 1996, 1997 and 1998. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of December 31, 1995, $115.8 million of PGE's long-term debt, $200,000 of PERI's long-term debt and $80,000 of PGE's preferred stock was required to be repaid within twelve months. The entire $115.8 million of PGE's long-term debt, which consisted of borrowings of $60.0 million under its revolving bank credit agreement, $5.8 million under three additional bank lines of credit and $50.0 under its term loan, had been repaid by February 16, 1996, primarily with proceeds from the sale of PGE's water utility operations (See "Sale of Water Utility Operations").

Forward-Looking Statements

    Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries and the report of independent public accountants thereon are presented on pages 28 through 55 of this Form 10-K.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Pennsylvania Enterprises, Inc. (a Pennsylvania corporation) and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of income, common shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Enterprises, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the three-year period ended December 31, 1995 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                                 ARTHUR ANDERSEN LLP


New York, N.Y.
February 23, 1996

                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                                   1995*       1994*       1993*
                                                       (Thousands of Dollars)
OPERATING REVENUES                               $ 152,756   $ 167,992   $ 153,325
  Cost of gas                                       84,372      98,653      86,557
OPERATING MARGIN                                    68,384      69,339      66,768

OTHER OPERATING EXPENSES:
  Operation                                         22,438      22,652      21,797
  Maintenance                                        4,967       4,436       3,695
  Depreciation                                       6,971       6,667       6,388
  Income taxes                                       3,556       4,290       4,935
  Taxes other than income taxes                      9,918      10,807      10,055
      Total other operating expenses                47,850      48,852      46,870

OPERATING INCOME                                    20,534      20,487      19,898

OTHER INCOME (DEDUCTIONS), NET (Note 4)                763         258        (472)

INCOME BEFORE INTEREST CHARGES                      21,297      20,745      19,426

INTEREST CHARGES:
  Interest on long-term debt                        13,663      12,591      11,636
  Other interest                                     1,844       1,223       1,299
  Allowance for borrowed funds used
    during construction                                (94)        (21)        (47)
      Total interest charges                        15,413      13,793      12,888

INCOME FROM CONTINUING OPERATIONS                    5,884       6,952       6,538

DISCONTINUED OPERATIONS (Note 2):
  Income from discontinued operations                2,127      10,504       7,909
  Estimated loss on disposal of discontinued
    operations, net of anticipated income
    during the phase-out period of $7,409,000
    (net of related income taxes of $4,800,000)     (5,961)          -           -
  Income (loss) with respect to discontinued
    operations                                      (3,834)     10,504       7,909

INCOME BEFORE SUBSIDIARY'S
  PREFERRED STOCK DIVIDENDS                          2,050      17,456      14,447

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS               2,763       4,639       6,462

NET INCOME (LOSS)                                $    (713)  $  12,817   $   7,985

COMMON STOCK:
  Earnings (loss) per share of common stock:
    Continuing operations                        $     .55   $     .43   $     .02
    Discontinued operations                           (.67)       1.92        1.80
    Net income (loss) before premium on
      redemption of subsidiary's preferred stock      (.12)       2.35        1.82
    Premium on redemption of subsidiary's
      preferred stock                                    -        (.18)          -
    Earnings (loss) per share of common stock    $    (.12)  $    2.17   $    1.82

  Weighted average number of shares outstanding  5,729,436   5,456,568   4,394,953

* See Note 2 regarding discontinued operations and restatement of consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                          1995*         1994*
                                                        (Thousands of Dollars)
ASSETS
UTILITY PLANT:
  At original cost, less acquisition
    adjustments of $386,000                             $295,895      $284,080
  Accumulated depreciation                               (76,882)      (74,408)
                                                         219,013       209,672

OTHER PROPERTY AND INVESTMENTS                             7,142         3,481

CURRENT ASSETS:
  Cash                                                       629           330
  Restricted cash - common stock subscribed (Note 5)           -         2,532
  Accounts receivable -
    Customers                                             21,066        16,883
    Others                                                   815         1,474
    Reserve for uncollectible accounts                      (788)         (937)
  Accrued utility revenues                                10,319         9,004
  Materials and supplies, at average cost                  2,876         2,797
  Gas held by suppliers, at average cost                  15,140        20,025
  Natural gas transition costs collectible                 4,612         4,708
  Deferred cost of gas and supplier refunds, net               -         3,767
  Prepaid expenses and other                               3,486         1,483
                                                          58,155        62,066


DEFERRED CHARGES:
  Regulatory assets
    Deferred taxes collectible                            30,015        31,696
    Natural gas transition costs collectible                 497         4,099
    Other                                                  2,516         3,131
  Unamortized debt expense                                 2,630         3,539
  Other                                                        -         3,552
                                                          35,658        46,017



NET ASSETS OF DISCONTINUED OPERATIONS                    204,250       203,196





TOTAL ASSETS                                            $524,218      $524,432


* See Note 2 regarding discontinued operations and restatement of consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS


                                                              December 31,
                                                         1995*         1994*
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see accompanying statements):
  Common shareholders' investment (Notes 5 and 8)       $162,739      $172,012
  Preferred stock of PGE (Note 6) -
    Not subject to mandatory redemption, net              33,615        33,615
    Subject to mandatory redemption                        1,680         1,760
  Long-term debt (Note 7)                                106,706       220,705
                                                         304,740       428,092


CURRENT LIABILITIES:
  Current portion of long-term debt and
    preferred stock subject to mandatory
    redemption (Notes 6, 7 and 9)                        116,081         3,290
  Notes payable (Note 9)                                  10,180             -
  Accounts payable                                        18,531        17,781
  Deferred cost of gas and supplier refunds, net             434             -
  Accrued general business and realty taxes                1,493         3,315
  Accrued income taxes                                       526         3,136
  Accrued interest                                         2,307         2,850
  Accrued natural gas transition costs (Note 3)            2,278         2,356
  Other                                                    3,534         2,398
                                                         155,364        35,126


DEFERRED CREDITS:
  Deferred income taxes                                   48,835        46,600
  Accrued natural gas transition costs (Note 3)            1,144         3,250
  Unamortized investment tax credits                       4,938         5,110
  Operating reserves                                       3,709         2,383
  Other                                                    5,488         3,871
                                                          64,114        61,214




COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)





TOTAL CAPITALIZATION AND LIABILITIES                    $524,218      $524,432


* See Note 2 regarding discontinued operations and restatement of consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                     1995*      1994*      1993*
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends          $  3,121   $  2,313   $     76
  Effects of noncash charges to income -
    Depreciation                                       7,018      6,693      6,413
    Deferred income taxes, net                          (251)       752     (2,472)
    Provisions for self insurance                      2,652      1,030      1,510
    Other, net                                         5,572      3,074      2,418
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues            (219)     1,435     (2,099)
    Gas held by suppliers                              4,885      6,625     (5,038)
    Accounts payable                                     321     (4,375)    (1,233)
    Deferred cost of gas and supplier refunds, net     5,715      5,784    (13,307)
    Other current assets and liabilities, net         (6,509)      (763)     1,187
  Other operating items, net                           2,628     (6,588)    (4,014)
      Net cash provided (used) by continuing
        operations                                    24,933     15,980    (16,559)
  Net cash provided (used) by discontinued
    operations                                         3,764        552       (837)
      Net cash provided (used) by operating
        activities                                    28,697     16,532    (17,396)

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                         (20,615)   (16,960)   (14,011)
  Investment in non-regulated business                (3,169)         -          -
  Other, net                                          (4,934)     1,098        201
      Net cash used for investing activities         (28,718)   (15,862)   (13,810)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                             4,045      3,887     32,807
  Common stock subscribed, net (Note 5)                    -      2,515          -
  Redemption of preferred stock of PGE                   (80)   (30,080)   (10,080)
  Dividends on common stock                          (12,605)   (12,002)    (9,805)
  Issuance of long-term debt                          52,000     50,000     19,000
  Repayment of long-term debt                        (53,535)   (31,055)   (30,678)
  Net increase in bank borrowings                     10,500     15,370     32,247
  Other, net                                              (5)    (1,724)      (599)
      Net cash provided (used) for financing
        activities                                       320     (3,089)    32,892

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            299     (2,419)     1,686
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           330      2,749      1,063
CASH AND CASH EQUIVALENTS AT END OF YEAR            $    629   $    330   $  2,749

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)            $ 27,951   $ 24,622   $ 23,992
    Income taxes                                    $  8,748   $  7,460   $  6,931




* See Note 2 regarding discontinued operations and restatement of consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                     PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                   1995*               1994*
                                                    (Thousands of Dollars)
COMMON SHAREHOLDERS' INVESTMENT (Notes 5 and 8):
  Common stock, no par value
    (stated value $10 per share)
    Authorized - 15,000,000 shares
    Outstanding - 5,784,319 shares and
      5,553,915 shares, respectively             $  57,843           $  55,539
  Common stock subscribed                                -               2,515
  Additional paid-in capital                        49,749              45,493
  Retained earnings                                 55,147              68,465
     Total common shareholders' investment         162,739    53.4%    172,012   40.2%

PREFERRED STOCK of PGE, par value $100 per share
  Authorized - 997,500 shares (Note 6):
    Not subject to mandatory redemption, net -
      4.10% cumulative preferred,
        100,000 shares issued                       10,000              10,000
      9% cumulative preferred,
        250,000 shares outstanding, net of
        issuance costs                              23,615              23,615
    Total preferred stock not subject to
        mandatory redemption, net                   33,615    11.0%     33,615    7.8%
    Subject to mandatory redemption -
      5.75% cumulative preferred, 17,600 and
        18,400 shares outstanding, respectively      1,760               1,840
      Less current redemption requirements             (80)                (80)

    Total preferred stock subject to
        mandatory redemption                         1,680     0.6%      1,760    0.4%

LONG-TERM DEBT (Note 7):
  First mortgage bonds                              55,000             108,535
  Notes                                            167,707             115,380
  Less current maturities and sinking
    fund requirements                             (116,001)             (3,210)
     Total long-term debt                          106,706    35.0%    220,705   51.6%

TOTAL CAPITALIZATION                             $ 304,740   100.0%  $ 428,092  100.0%










* See Note 2 regarding discontinued operations and restatement of consolidated financial statements.

The accompanying notes are an integral part of the consolidated financial statements.

                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT

               FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                          Common   Additional
                                Common    Stock     Paid-In   Retained
                                 Stock  Subscribed  Capital   Earnings   Total
                                            (Thousands of Dollars)
Balance at December 31, 1992    $41,315 $        - $   23,023 $ 70,806 $135,144

Net income for 1993                   -          -          -    7,985    7,985
Issuance of common stock         12,825          -     19,982        -   32,807
Premium on redemption of
  preferred stock of PGE              -          -          -     (356)    (356)
Cash dividends on common stock
  ($2.20 per share)                   -          -          -   (9,805)  (9,805)

Balance at December 31, 1993     54,140          -     43,005   68,630  165,775

Net income for 1994                   -          -          -   12,817   12,817
Issuance of common stock          1,399          -      2,488        -    3,887
Common stock subscribed, net
  (Note 5)                            -      2,515          -        -    2,515
Premium on redemption of
  preferred stock of PGE              -          -          -     (980)    (980)
Cash dividends on common stock
  ($2.20 per share)                   -          -          -  (12,002) (12,002)

Balance at December 31, 1994     55,539      2,515     45,493   68,465  172,012

Net loss for 1995                     -          -          -     (713)    (713)
Issuance of common stock          2,304          -      4,256        -    6,560
Common stock subscribed, net
  (Note 5)                            -     (2,515)         -        -   (2,515)
Cash dividends on common stock
  ($2.20 per share)                   -          -          -  (12,605) (12,605)

Balance at December 31, 1995    $57,843 $        - $   49,749 $ 55,147 $162,739















The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. Pennsylvania Enterprises, Inc. ("the Company") is a holding company whose principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility formerly known as Pennsylvania Gas and Water Company, distributes natural gas to a ten-county area in northeastern Pennsylvania, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The Company, through its remaining subsidiaries, Pennsylvania Energy Resources, Inc. ("PERI"), Pennsylvania Energy Marketing Company ("PEM") and Theta Land Corporation, is also engaged in various non-regulated activities, including energy-related services and the construction, maintenance and rehabilitation of natural gas distribution pipelines, which have not been significant to the operations of the Company as a whole.

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, PGE, PERI, PEM and Theta. The consolidated financial statements also include the accounts of Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of PERI, from December 4, 1995, the date Keystone was acquired by PERI. All material intercompany accounts have been eliminated in consolidation.

    PGE, a wholly-owned subsidiary of Pennsylvania Enterprises, Inc., is a regulated public utility subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. The financial statements of PGE that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices or regulatory agencies such as the PPUC.

    The operations of PERI, including Keystone from its date of acquisition, PEM and Theta, which are summarized in Note 4 to these consolidated financial statements, were not significant to the operations of the Company as a whole and are reflected in the consolidated financial statements in "Other Income (deductions), net."

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

    Utility Plant and Depreciation.    Utility  plant  is  stated at cost, which
represents the original cost of construction, including payroll, administrative and general costs, and an allowance for funds used during construction.

    The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying consolidated statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 8% in 1995, 7% in 1994 and 8% in 1993.

    PGE provides for depreciation on a straight-line basis. Exclusive of transportation and work equipment, the annual provision for depreciation, as related to the average depreciable original cost of utility plant, was 2.75% in 1995, 2.77% in 1994 and 2.81% in 1993, respectively.

    When depreciable property is retired, the original cost of such property is removed from the utility plant accounts and is charged, together with the cost of removal less salvage, to accumulated depreciation. No gain or loss is recognized in connection with retirements of depreciable property, other than in the case of significant involuntary conversions or extraordinary retirements.

    Revenues and Cost of Gas. PGE bills its customers monthly based on estimated or actual meter readings on cycles that extend throughout the month. The estimated unbilled amounts from the most recent meter reading dates through the end of the period being reported on are recorded as accrued revenues.

    PGE generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, PGE defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods.

    Deferred Charges (Regulatory Assets). PGE generally accounts for and reports its costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. These amounts relate to previously-issued orders of the PPUC and are of a nature which, in the opinion of the Company, will be recoverable in future rates, based on such rate orders. In addition to deferred taxes collectible, which represent the probable future rate recovery of the previously unrecorded deferred taxes primarily relating to certain temporary differences in the basis of utility plant not previously recorded because of the regulatory rate practices of the PPUC, and natural gas transition costs collectible, the following deferred charges are included as "Other" regulatory assets:
[CAPTION]
                                                   1995              1994
    [S]                                          [C]               [C]
    Early retirement plan charges                $   710           $   756
    Low income usage reduction program               429               441
    Computer software costs                          415             1,006
    Corrosion control costs                          341               489
    Customer assistance program                      109                 5
    Other                                            512               434

      Total                                      $ 2,516           $ 3,131

    The Company also records, as deferred charges, the direct financing costs incurred in connection with the issuance of long-term debt and redeemable preferred stock and equitably amortizes such amounts over the life of such securities.

    Cash and Cash Equivalents. For the purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased, which generally have a maturity of three months or less, to be cash equivalents. Such instruments are carried at cost, which approximates market value.

    Income Taxes.  The Company  provides  for  deferred taxes in accordance with
the provisions of FASB  Statement  109.    The  components  of the Company's net
deferred income tax liability relative to continuing operations as of December 31, 1995 and 1994, are shown below:
[CAPTION]
                                                   1995              1994
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Utility plant basis differences              $51,822           $49,638
    FERC Order 636 transition costs                  700             1,371
    Alternative minimum tax                       (1,947)           (2,213)
    Operating reserves                            (1,300)           (1,020)
    Other                                           (440)           (1,176)

        Net deferred income tax liability        $48,835           $46,600

    The provision for income taxes relative to continuing operations consists of the following components:
[CAPTION]
                                                  1995       1994       1993
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Included in operating expenses:
      Currently payable -
        Federal                                  $ 2,845    $ 1,654    $ 4,535
        State                                      1,169      1,128      2,021
          Total currently payable                  4,014      2,782      6,556
      Deferred, net -
        Federal                                      198      1,785       (515)
        State                                       (463)      (105)      (934)
          Total deferred, net                       (265)     1,680     (1,449)
      Amortization of investment tax credits        (193)      (172)      (172)
          Total included in operating expenses     3,556      4,290      4,935

    Included in other income, net:
      Currently payable -
        Federal                                      410        345         93
        State                                        159        170         35
          Total currently payable                    569        515        128
      Deferred, net -
        Federal                                        -         10          7
        State                                          -         12          6
          Total deferred, net                          -         22         13
          Total included in other income, net        569        537        141

          Total provision for income taxes       $ 4,125    $ 4,827    $ 5,076

    The components of deferred income taxes relative to continuing operations, which are recorded consistent with the treatment allowed by the PPUC for ratemaking purposes, are as follows:
[CAPTION]
                                                  1995       1994       1993
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Excess of tax depreciation over
      depreciation for accounting purposes       $ 1,587    $ 1,197    $ 1,023
    FERC Order 636 transition costs                 (670)     1,371          -
    Take-or-pay costs, net                          (281)      (652)    (1,126)
    Other, net                                      (901)      (214)    (1,333)

        Total deferred taxes, net                $  (265)   $ 1,702    $(1,436)

    Included in:
      Operating expenses                         $  (265)   $ 1,680    $(1,449)
      Other income, net                                -         22         13

        Total deferred taxes, net                $  (265)   $ 1,702    $(1,436)

    The total provision for income taxes relative to continuing operations shown in the accompanying consolidated statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to
income before income taxes.   The  following  table summarizes the major reasons
for this difference:
[CAPTION]
                                                   1995       1994       1993
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Income before income taxes                   $10,009    $11,828    $11,687
    Tax expense at statutory federal
      income tax rate                            $ 3,503    $ 4,140    $ 4,090
    Increases (reductions) in taxes
      resulting from -
        State income taxes, net of
          federal income tax benefit                 562        942        924
        Amortization of investment tax
          credits                                   (193)      (172)      (172)
        Other, net                                   253        (83)       234

      Total provision for income taxes           $ 4,125    $ 4,827    $ 5,076

    Long Lived Assets. In March 1995, FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The implementation of FASB Statement 121 in 1996 is not expected to have any significant impact on the Company or PGE since the carrying amount of all assets, including regulatory assets, is considered recoverable.

(2)  DISCONTINUED OPERATIONS

    On April 26, 1995, the Company and PGE signed a definitive agreement (the "Agreement") with American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, providing for the sale to Pennsylvania-American of substantially all of the assets, properties and rights of PGE's water utility operations.

    Under the terms of the Agreement, Pennsylvania-American paid approximately $413.5 million consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt, to PGE on the February 16, 1996, closing date for the transaction. This price is subject to certain post-closing adjustments. PGE continued to operate the water utility business until the closing date.

    The sale price reflects a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to the early retirement plan (see Note 10 of the Notes to Consolidated Financial Statements), the sale resulted in an estimated after tax loss of $6.0 million, net of the expected income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $56.7 million.

    The net cash proceeds from the sale of approximately $209.1 million, net of the estimated $56.7 million payable for income taxes, are being used by the Company and PGE to retire debt, to repurchase stock and for working capital for their continuing operations. With the sale of PGE's water utility operations, the principal assets of the Company and PGE consist of PGE's gas utility operations and approximately 46,000 acres of land.

    The accompanying consolidated financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges relating to indebtedness of PGE have been allocated to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PGE's gross gas and water utility plant. This is the same method as was utilized by PGE and the PPUC in establishing the revenue requirements of both PGE's gas and water utility operations. None of the dividends on PGE's preferred stock nor any of the Company's interest expense has been allocated to the discontinued operations.

    Selected financial information for the discontinued operations as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993 is set forth below:
[CAPTION]
                    Net Assets of Discontinued Operations

                                                     As of December 31,
                                                    1995            1994
                                                   (Thousands of Dollars)
[S]                                             [C]             [C]
Net utility plant                               $    368,742    $    359,399
Current assets (primarily accounts
  receivable and accrued revenues)                    12,756          12,141
Deferred charges and other assets                     25,752          31,103
Total assets being acquired by
  Pennsylvania-American                              407,250         402,643
Liabilities being assumed by
  Pennsylvania-American
    Long-term debt                                   141,097         141,420
    Other                                              5,983          13,168
                                                     147,080         154,588
Net assets being acquired by
  Pennsylvania-American                              260,170         248,055
Estimated liability for income taxes on
  sale of discontinued operations                    (56,710)        (55,542)
Estimated net income of discontinued operations
  during the remainder of the phase-out period           790               -
Other net assets of discontinued operations
 (written off as of March 31, 1995)                        -          10,683

Total net assets of discontinued operations     $    204,250    $    203,196
[CAPTION]
                      Income From Discontinued Operations

                                                  Years ended December 31,
                                                1995*       1994        1993
                                                   (Thousands of Dollars)
[S]                                           [C]         [C]         [C]
Operating revenues                            $ 15,640    $ 66,731    $ 53,363
Operating expenses, excluding income taxes
    Depreciation                                 1,946       7,672       5,911
    Other operating expenses                     6,929      29,005      27,140
                                                 8,875      36,677      33,051
Operating income before income taxes             6,765      30,054      20,312
    Income taxes                                 1,403       6,850       2,948
Operating income                                 5,362      23,204      17,364
    Other income                                     9          49          71
    Allocated interest charges                  (3,244)    (12,749)     (9,526)

Income from discontinued operations           $  2,127    $ 10,504    $  7,909

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

[CAPTION]
             Net Cash Provided (Used) by Discontinued Operations

                                                  Years ended December 31,
                                                1995*       1994        1993
                                                   (Thousands of Dollars)
[S]                                           [C]         [C]         [C]
Income from discontinued operations           $  2,127    $ 10,504    $  7,909
Noncash charges (credits) to income:
    Depreciation                                 1,946       7,672       5,911
    Deferred treatment plant costs, net            145         581      (3,560)
    Deferred income taxes                          447       5,146       4,170
    Deferred water utility billings                  -      (5,574)       (582)
  Changes in working capital, exclusive
    of long-term debt                            1,648         353      (2,041)
  Additions to utility plant                    (2,276)    (20,980)    (32,515)
  Utilization of restricted funds                    -       9,753      15,868
  Net increase (decrease) in long-term
     debt                                        1,010      (6,834)      1,640
  Other, net                                    (1,283)        (69)      2,363
Net cash provided (used) for discontinued
  operations                                  $  3,764    $    552    $   (837)

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3)  RATE MATTERS

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code, which require that the tariffs of gas distribution companies, such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs, the PPUC ordered PGE to make the following changes during 1995, 1994 and 1993 to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]               [C]
       December 1, 1995          $2.42   $2.75             $ 9,600,000
       May 15, 1995               3.68    2.42              (8,200,000)
       December 1, 1994           3.74    3.68              (1,800,000)
       December 1, 1993           2.79    3.74              28,800,000

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Quarterly Gas Cost Adjustment. Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate. As of March 1, 1996, no such quarterly gas cost adjustments had been made to PGE's tariffs.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing. PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 are being recovered by PGE in its annual PGC rate that the PPUC approved effective December 1, 1995, and the recovery of the remaining $217,000 will be sought by PGE in its PGC rate that is effective December 1, 1996.

    The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.6 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.1 million had been billed to PGE and $4.4 million had been recovered from its customers as of December 31, 1995. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4)  OTHER INCOME (DEDUCTIONS), NET

    Other income (deductions), net was comprised of the following elements:
[CAPTION]
                                                1995       1994       1993
                                                   (Thousands of Dollars)
    [S]                                        [C]        [C]        [C]
    Earnings of non-regulated subsidiaries     $   651    $   395    $   316
    Write-off of expired advances relating
      to income taxes, net of related
      income taxes                                 227          -          -
    Net interest income (expense) with respect
      to proceeds from the issuance of debt
      held in a construction fund                   30        (91)      (330)
    Gain on sale of investment in joint
      venture, net of related income taxes           -        268          -
    Gain on sale of land and other property,
      net of related income taxes                    -        165         20
    Holding company expenses, net of related
      income tax benefits                         (189)      (209)      (203)
    Premium on retirement/defeasance of debt       (11)       (40)       (81)
    Amortization of preferred stock issuance
      costs, net of related income tax benefits     (1)      (227)      (126)
    Other                                           56         (3)       (68)
      Total                                    $   763    $   258    $  (472)

    Summary financial data for non-regulated subsidiaries:

      Revenues                                 $ 8,479    $ 9,127    $ 6,574
      Expenses                                   7,828      8,732      6,258
      Net income                               $   651    $   395    $   316

      Total assets (including, $66,000,
        $294,000 and $817,000, respectively,
        eliminated in consolidation)           $ 5,272    $ 1,753    $ 2,534

(5)  COMMON STOCK

    Customer Stock Purchase Plan. On July 28, 1994, the Company implemented a Customer Stock Purchase Plan (the "Customer Plan") which provided the residential customers of PGE with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. Under the terms of the Customer Plan, 88,231 shares ($2.4 million) and 59,537 shares ($1.7 million) of the Company's common stock were issued during 1995 and 1994, respectively. Effective May 9, 1995, the Company suspended the Customer Plan because of the significant reduction in its capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    On January 3, 1995, the Company issued 45,360 shares of its common stock for an aggregate consideration of $1.2 million with respect to payments received pursuant to the Customer Plan during the December, 1994, subscription period. The payments so received during December are reflected under the captions "Restricted cash - Common stock subscribed" and "Common shareholders' investment
- Common stock subscribed" in these consolidated financial statements as of December 31, 1994.

    Dividend Reinvestment and Stock Purchase Plan. Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRP"), holders of shares of the Company's common stock may reinvest cash dividends and/or make cash investments in the common stock of the Company. Under the DRP, 116,505 shares ($3.3 million), 62,271 shares ($1.8 million) and 15,988 shares ($465,000) of common stock were issued during 1995, 1994 and 1993, respectively. The DRP was amended on May 5, 1994, to provide the Company's shareholders with a method of reinvesting cash dividends and making cash investments to purchase newly-issued shares of the Company's common stock at a 5% discount from the market price. Prior to such amendment, cash dividends were reinvested at 100% of the market price in newly-issued shares and cash investments were used to purchase shares of the Company's common stock on the open market. Effective May 9, 1995, the Company suspended the cash investment feature of the DRP and the 5% discount from the market price on the reinvestment of dividends under the DRP because of the significant reduction in capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    On January 3, 1995, the Company issued 51,565 shares of its common stock for an aggregate consideration of $1.3 million with respect to cash investments made pursuant to the DRP during the fourth quarter of 1994. The investments made during the fourth quarter are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment - Common stock subscribed" in these consolidated financial statements as of December 31, 1994.

    Employees' Savings Plan.   Under  the  Company's  Employees' Savings Plan (a
section 401(k) plan) which became effective January 1, 1992, the Company issued an additional 19,468 shares ($628,000) in 1995, 18,100 shares ($540,000) in 1994 and 16,478 shares ($481,000) in 1993.

    Stock Option Plan. On June 3, 1992, the Company's shareholders approved the Pennsylvania Enterprises, Inc. 1992 Stock Option Plan (the "Plan"). Under the terms of the Plan, a total of 200,000 shares of authorized but unissued common stock were reserved and made available for distribution to eligible employees. Stock options awarded under the Plan may be either Incentive Stock Options or Non-qualified Stock Options. On April 7, 1993, Non-qualified Stock Options to purchase 45,000 shares of common stock were issued to eligible employees at an exercise price of $30 per share (the fair market value of the common stock on such date). These options, which expire on April 6, 2003, could not be exercised prior to April 7, 1994. As of December 31, 1995, the options for 400 such shares had expired, 4,800 had been exercised and 39,800 options remained outstanding. In addition, as of such date, 155,400 shares of authorized but unissued common stock were reserved for distribution to eligible employees under the terms of the Plan, including 400 shares for which previously granted options had expired.

    Shareholder Rights Plan. On April 26, 1995, the Company adopted a Shareholder Rights Plan under the terms of which each shareholder of record at the close of business on May 16, 1995, will receive a dividend distribution of one right ("Right" or "Rights") for each share of common stock held.

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

    If, following an acquisition of 15% or more of the Company's common stock, the Company is acquired by any person in a merger or other business combination transaction or sells more than 50% of its assets or earning power to any person (other than the sale of PGE's water utility operations to Pennsylvania-American), all other holders of Rights will then be entitled to purchase, by payment of the $100 exercise price upon the exercise of two Rights, common stock of the acquiring company with a value of twice the exercise price.

    The Company may redeem the Rights at $.005 per Right at any time prior to the time that a person or group has acquired 15% or more of its common stock. The Rights, which expire on May 16, 2005, do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

(6)  PREFERRED STOCK

Preferred Stock of PGE Subject to Mandatory Redemption

    On December 23, 1993, PGE redeemed 100,000 shares of its 9.50% 1988 series cumulative preferred stock at a price of $103.5625 per share (plus accrued dividends to the redemption date), which included a voluntary redemption premium of $3.5625 per share ($356,250 in the aggregate). On May 31, 1994, PGE redeemed the remaining 150,000 outstanding shares of its 9.50% 1988 series cumulative preferred stock, $100 par value, at a price of $103.5625 per share, which included a voluntary redemption premium of $3.5625 per share ($534,375 in the aggregate), plus accrued dividends.

    On December 16, 1994, PGE redeemed all 150,000 shares of its 8.90% cumulative preferred stock at a price of $102.97 per share, which included a voluntary redemption premium of $2.97 per share ($445,500 in the aggregate).

    The holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PGE and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PGE may already have purchased during the year at a per share price of not more than $100. Eight hundred such shares were acquired and cancelled by PGE in each of the three years in the period ended December 31, 1995, for an aggregate purchase price in each year of $80,000.

    As of December 31, 1995, the sinking fund requirements relative to PGE's 5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding as of such date) were $80,000 for each of the years 1996 through 2000.

    At PGE's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($1,795,200 in the aggregate).

Preferred Stock of PGE Not Subject to Mandatory Redemption

    On August 18, 1992, PGE issued 250,000 shares of its 9% cumulative preferred stock, par value $100 per share, for aggregate net proceeds of approximately $23.6 million. The 9% cumulative preferred stock is not redeemable by PGE prior to September 15, 1997. Thereafter, it is redeemable at the option of PGE, in whole or in part, upon not less than 30 days' notice, at $100 per share plus accrued dividends to the date of redemption and at a premium of $8 per share if redeemed from September 15, 1997, to September 14, 1998, and a premium of $4 per share if redeemed from September 15, 1998, to September 14, 1999.

    At PGE's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $10,550,000.

Dividend Information

    The dividends on the preferred stock of PGE in each of the three years in the period ended December 31, 1995, were as follows:
[CAPTION]
         Series                        1995         1994         1993
                                           (Thousands of Dollars)
          [S]                         [C]          [C]          [C]
          4.10%                       $  410       $  410       $  410
          5.75%                          103          108          113
          8.90%                            -        1,280        1,335
          9.00%                        2,250        2,250        2,250
          9.50% 1988 series                -          591        2,354

           Total                      $2,763       $4,639       $6,462

    Dividends on all series of PGE's preferred stock are cumulative, and if dividends in an amount equivalent to four full quarterly dividends on all shares of preferred stock then outstanding are in default and until all such dividends have been paid, the holders of the preferred stock, voting separately as one class, shall be entitled to elect a majority of the Board of Directors of PGE. Additionally, PGE may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(7)  LONG-TERM DEBT

    Long-term debt consisted of the following components at December 31, 1995 and 1994:
[CAPTION]
                                                          1995          1994
                                                        (Thousands of Dollars)
  [S]                                                   [C]           [C]
  Indebtedness of the Company:
    10.125% senior notes, due 1999, net of
      unamortized discount                              $ 29,906      $ 29,880
    Term loan, due 1999                                   20,000        20,000
      Total long-term debt of the Company                 49,906        49,880

  Indebtedness of PGE:
    First mortgage bonds -
       8    % Series, due 1997                                 -         3,535
       8.375% Series, due 2002                            30,000        30,000
       9.23 % Series, due 1999                            10,000        10,000
       9.34 % Series, due 2019                            15,000        15,000
       9.57 % Series, due 1996                                 -        50,000
                                                          55,000       108,535
    Notes -
      Term loan, due 1996                                 50,000             -
      Bank borrowings, at weighted average interest
        rates of 6.62% and 5.28%, respectively (Note 9)   65,801        65,500
                                                         115,801        65,500
    Less current maturities and sinking
      fund requirements                                 (115,801)       (3,210)
      Total long-term debt of PGE                         55,000       170,825

  Indebtedness of PERI:
    Term loan, due 2000                                    2,000             -
    Less current maturities                                 (200)            -
      Total long-term debt of PERI                         1,800             -
      Total consolidated long-term debt                 $106,706      $220,705

    Term Loan Agreements. On May 31, 1994, the Company borrowed $20.0 million pursuant to a five-year term loan agreement (the "Term Loan Agreement"), which loan matures on May 31, 1999. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-half of one percent (5.875% as of March 1, 1996). Under the terms of the Term Loan
Agreement, the Company can choose interest rate periods of one, two, three or six months. The Company utilized the proceeds from such loan to purchase $20.0 million of PGE common stock. PGE used a portion of the proceeds it so received to redeem $15.0 million of its 9.50% cumulative preferred stock and to fund the $534,375 premium in connection with such redemption. The remaining $4.5 million of proceeds were used by PGE to repay a portion of its bank borrowings and for working capital purposes.

    On October 12, 1995, PGE borrowed $50.0 million pursuant to a term loan agreement, which matures on November 1, 1996. Proceeds from the loan, along with other funds provided by PGE, were utilized on October 13, 1995, to redeem the $50.0 million principal amount of PGE's 9.57% Series First Mortgage Bonds due September 1, 1996.

    On December 7, 1995, PERI borrowed $2.0 million pursuant to a five-year term loan agreement, which loan matures November 30, 2000. Borrowings under the agreement bear interest at a fixed rate of 6.54%. PERI used the proceeds it so received along with an equity investment from the Company to acquire all of the outstanding stock of Keystone Pipeline Services, Inc. (formerly known as Ford,

Bacon & Davis Sealants, Inc.) from Ford, Bacon & Davis Companies, Inc., a wholly-owned subsidiary of Deutsche Babcock Technologies, Inc. Under the terms of the term loan agreement, PERI is required to make principal repayments of $200,000, $300,000, $400,000, $500,000 and $600,000 during the years 1996, 1997,
1998, 1999 and 2000, respectively.

    Maturities and Sinking Fund  Requirements.    As  of  December 31, 1995, the
aggregate annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:
[CAPTION]
                           Year              Amount
                           [S]            [C]
                           1996           $116,001,000 (a)
                           1997           $    300,000
                           1998           $    400,000
                           1999           $ 60,500,000 (b)
                           2000           $    600,000

    (a) Includes $65.8 million of PGE bank borrowings outstanding as of December 31, 1995, and PGE's term loan in the principal amount of $50.0 million. Such amounts were repaid on February 16, 1996, with proceeds from the sale of PGE's water operations to Pennsylvania-American.

    (b) Includes the $20.0 million of borrowings outstanding as of December 31, 1995, under the Company's Term Loan Agreement due May 31, 1999, the Company's 10.125% Senior Notes in the principal amount of $30.0 million due June 15, 1999, and PGE's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999.

(8)  DIVIDEND RESTRICTIONS

    There are no dividend restrictions in the Restated Articles of Incorporation of the Company. However, the preferred stock provisions of PGE's Restated Articles of Incorporation and certain of the agreements under which the Company and PGE have issued long-term debt provide for certain dividend restrictions. As of December 31, 1995, $5,416,000 of the consolidated retained earnings of the Company were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(9)  BANK NOTES PAYABLE

    As of April 19, 1993, PGE entered into a revolving bank credit agreement, as subsequently amended (the "Credit Agreement") with a group of six banks under the terms of which $60.0 million was available for borrowing by PGE through May 31, 1996. The Credit Agreement was terminated on February 26, 1996, following the sale of PGE's water operations to Pennsylvania-American on February 16, 1996, and repayment of all borrowings outstanding under the Credit Agreement with proceeds from such sale. The interest rate on borrowings under the Credit Agreement was generally less than prime. The Credit Agreement also required the payment of a commitment fee of .195% per annum on the average daily amount of the unused portion of the available funds. PGE currently has four additional bank lines of credit with an aggregate borrowing capacity of $17.5 million which provide for borrowings at interest rates generally less than prime. Borrowings outstanding under two of these bank lines of credit with borrowing capacities of $2.5 million and $5.0 million mature on May 31, 1996, and June 30, 1996, respectively. Borrowings outstanding under the other two bank lines of credit with borrowing capacities of $3.0 million and $7.0 million mature on March 31, 1996, and May 31, 1996, respectively. As of March 1, 1996, PGE had no borrowings outstanding under these additional bank lines of credit. Additionally, PGE had one other bank line of credit outstanding as of December 31, 1995, with a borrowing capacity of $3.0 million, which was terminated following the sale of PGE's water operations. The commitment fees paid by PGE with respect to its revolving bank credit agreements totaled $26,000 in 1995, $97,000 in 1994 and $113,000 in 1993.

    Because of limitations imposed by the terms of PGE's preferred stock, PGE is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PGE had $10.0 million due on demand or within one year from issuance outstanding as of December 31, 1995.

    Information relating to PGE's bank lines of credit and borrowings under those lines of credit is set forth below:
[CAPTION]
                                                    As of December 31,
                                              1995         1994         1993
                                                  (Thousands of Dollars)
      [S]                                   [C]          [C]          [C]
      Borrowings under lines of credit
        Short-term                          $ 10,000     $      -     $  2,000
        Long-term                             65,801       65,500       47,000
                                            $ 75,801     $ 65,500     $ 49,000

      Unused lines of credit
        Short-term                          $      -     $      -     $  5,000
        Long-term                              4,699        2,000       13,000
                                            $  4,699     $  2,000     $ 18,000

      Total lines of credit
        Prime rate                          $      -     $      -     $  2,000
        Other than prime rate                 80,500       67,500       65,000
                                            $ 80,500     $ 67,500     $ 67,000

      Short-term bank borrowings (a)
        Maximum amount outstanding          $ 10,000     $  5,692     $  5,666
        Daily average amount outstanding $ 2,581 $ 441 $ 637 Weighted daily average interest
          rate                                6.513%       3.984%       4.046%
        Weighted average interest rate at
          year-end                            6.334%           -        4.208%
        Range of interest rates               6.290-       3.700-       3.750-
                                              6.660%       6.000%       6.000%

    (a) PGE had no short-term bank borrowings outstanding as of December 31, 1994.

(10)  POSTEMPLOYMENT BENEFITS

Pension Benefits

    The Company's retirement plan is a trusteed, noncontributory, defined benefit pension plan which covers substantially all employees of the Company except those of Keystone. Pension benefits are based on years of service and average final salary. The Company's funding policy is to contribute an amount necessary to provide for benefits based on service to date, as well as for benefits expected to be earned in the future by current participants. To the extent that the present value of these obligations is fully covered by assets in the trust, a contribution may not be made for a particular year.

    Under the terms of the agreement regarding the sale of PGE's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated benefit obligations relating to employees of PGE who accepted employment with Pennsylvania-American (the "Transferred Employees"). In this regard, plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees will be transferred to the American pension plan. In February, 1996, PGE began terminating additional employees as a result of the sale of its water operations and the transfer of fewer employees to Pennsylvania-American than originally expected. As a result of these actions, the Company recognized an estimated settlement loss of $200,000 ($117,000 net of the related income tax benefit) and curtailment gain of $2.7 million ($1.6 million net of related income taxes) in its determination of the estimated loss on the disposal of PGE's water utility operations.

    In December, 1995, as a result of the agreement to transfer fewer employees to Pennsylvania-American in connection with the sale of PGE's water utility operations than originally expected, the Company offered an Early Retirement Plan ("ERP") to its employees who would be 59 years of age or older and have a minimum of five years of service as of December 31, 1995. Of the 63 eligible employees, 50 elected to accept this offer and retire as of December 31, 1995, resulting in the recording, as of December 31, 1995, of an additional pension liability of $1.6 million reflecting the increased costs associated with the ERP. Such amount was charged to the estimated loss on the disposal of PGE's water utility operations.

    Net pension costs relative to continuing operations, including amounts capitalized, were $353,000, $309,000 and $244,000 in 1995, 1994 and 1993, respectively.  The  following  items  were  the  components  of such net pension costs:
[CAPTION]
                                                 1995        1994        1993
                                                    (Thousands of Dollars)
    [S]                                        [C]         [C]         [C]
    Present value of benefits earned
      during the year                          $    430    $    549    $    470
    Interest cost on projected benefit
      obligations                                 1,459       1,400       1,321
    Return on plan assets                        (1,502)        535      (1,720)
    Net amortization and deferral                   (34)        (55)        (53)
    Deferral of investment (loss) gain                -      (2,120)        226
        Net pension cost                       $    353    $    309    $    244

    The funded status of the plan as of December 31, 1995 and 1994, was as follows:
[CAPTION]
                                                             1995        1994
                                                          (Thousands of Dollars)
    [S]                                                    [C]         [C]
    Actuarial present value of the projected
      benefit obligations:
        Accumulated benefit obligations
          Vested                                           $ 29,100    $ 21,592
          Nonvested                                              47          77
            Total                                            29,147      21,669
        Provision for future salary increases                 7,841       7,565
        Projected benefit obligations                        36,988      29,234
    Market value of plan assets, primarily
      invested in equities and bonds                         34,000      30,457
    Plan assets in excess of (less than) projected
      benefit obligations                                    (2,988)      1,223
    Unrecognized net transition asset as of
      January 1, 1986, being amortized over 20 years         (2,155)     (2,528)
    Unrecognized prior service costs                          1,507       2,150
    Unrecognized net (gain) loss                              2,155      (1,644)

    Accrued pension cost at year-end                       $ (1,481)   $   (799)


    The assumptions used in determining pension obligations were:
[CAPTION]
                                                 1995       1994       1993
         [S]                                    [C]        [C]        [C]
         Discount rate                          7.00 %     8.75 %     8.00 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.50 %     5.50 %

Other Postretirement Benefits

    In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees. All of the Company's employees, except those of Keystone, may become eligible for those benefits if they reach retirement age while working for the Company. The Company records the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis.

    Under the terms of the agreement regarding the sale of PGE's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated benefit obligation relating to the Transferred Employees, as well as 45% of PGE's retired employees as of that date. In this regard, plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees and 45% of the retired employees as of February 16, 1996, will be transferred to trusts established by Pennsylvania-American. In February, 1996, PGE began terminating additional employees as a result of the sale of its water operations and the transfer of fewer employees to Pennsylvania-American than originally expected. As a result of the transfer, early retirement and displacement of employees, the Company recognized an estimated settlement and curtailment loss of $385,000 ($225,000 net of the related income tax benefit) as part of the loss on the disposal of PGE's water utility operations.

    As a result of the ERP offered by the Company to certain of its employees, PGE recorded, as of December 31, 1995, an additional liability of $805,000, ($471,000 net of the related income tax benefit) reflecting the cost of future health care benefits required to be recognized under FASB Statement 88 in conjunction with the ERP. Such amount was charged to the estimated loss on disposal of PGE's water utility operations.

    The following items were the components of the net cost of postretirement benefits other than pensions relative to continuing operations for the years 1995, 1994 and 1993:
[CAPTION]
                                                   1995       1994       1993
                                                     (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Present value of benefits earned during
      the year                                   $    127   $    148   $    124
    Interest cost on accumulated benefit
      obligation                                      577        532        532
    Return on plan assets                             (69)        (4)         -
    Net amortization and deferral                     391        360        339

    Net cost of postretirement benefits other
      than pensions                                 1,026      1,036        995
    Less disbursements for benefits                  (555)      (543)      (540)

    Increase in liability for postretirement
      benefits other than pensions               $    471   $    493   $    455

    Reconciliations of the accumulated benefit obligation to the accrued liability for postretirement benefits other than pensions as of December 31, 1995 and 1994, follow:
[CAPTION]
                                                        1995       1994
                                                    (Thousands of Dollars)
    [S]                                               [C]        [C]
    Accumulated benefit obligation:
      Retirees                                        $  6,514   $  9,021
      Fully eligible active employees                      850      1,628
      Other active employees                             1,074      1,305
                                                         8,438     11,954
    Plan assets at fair value                                -        839
    Accumulated benefit obligation
      in excess of plan assets                           8,438     11,115
    Unrecognized transition obligation
      being amortized over 20 years                     (5,438)   (11,108)
    Unrecognized net gain (loss)                          (703)       885

    Accrued liability for postretirement
      benefits other than pensions                    $  2,297   $    892

    The assumptions used in determining other postretirement benefit obligations were:
[CAPTION]
                                                 1995       1994       1993
         [S]                                    [C]        [C]        [C]
         Discount rate                          7.00 %     8.75 %     8.00 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.50 %     5.50 %

    It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 9% in 1996 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption had a significant effect on the amounts accrued. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the transition obligation as of January 1, 1995, by approximately $394,000 and the aggregate of the service and interest cost components of the net cost of postretirement benefits other than pensions for the year 1995 by approximately $50,000.

    Since PGE has not sought to increase its base gas rates, the $441,000 ($258,000 net of related income taxes), $447,000 ($256,000 net of related income taxes) and $407,000 ($232,000 net of related income taxes) of additional cost incurred in 1995, 1994 and 1993, respectively, as a result of the adoption of the provisions of FASB Statement 106 were expensed without any adjustment being made to its gas rates.

Other Postemployment Benefits

    In December, 1992, FASB Statement 112, "Employers' Accounting for Postemployment Benefits," was issued. The provisions of this statement require the recording of a liability for postemployment benefits (such as disability benefits, including workers' compensation, salary continuation and the continuation of benefits such as health care and life insurance) provided to former or inactive employees, their beneficiaries and covered dependents. The Company consistently recorded liabilities for benefits of this nature prior to the effectiveness of FASB Statement 112, and included liabilities for employees scheduled to be terminated in 1996 as a result of the sale of water operations in its estimate of accrued costs relative to such sale as of December 31, 1995. The provisions of FASB Statement 112, which the Company adopted effective January 1, 1994, did not have a material impact on its financial position or results of operations.

(11)  CONSTRUCTION EXPENDITURES

    PGE estimates the  cost  of  its  1996  construction  program  will be $28.9 million. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

(12)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PGE to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PGE for complying with the Emergency Order. PGE does not believe that compliance with the terms of such Order will have a material adverse effect on its financial position or results of operations.

Environmental Matters

    PGE, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1960, and several of the plant sites are no longer owned by PGE. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PGE filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1995      1995         1995           1995
                                (Thousands of Dollars, Except Per Share Amounts)
Operating revenues              $ 68,237   $ 25,184  $      12,119  $     47,216
Operating income                   9,905      2,271            400         7,958
Income (loss) from continuing
  operations                       5,669     (2,133)        (4,159)        3,744
Loss with respect to
  discontinued operations         (3,704)         -              -          (130)
Net income (loss)                  1,965     (2,133)        (4,159)        3,614

Earnings (loss) per share
  of common stock: (a)
 Continuing operations              1.00       (.37)          (.72)          .65
 Discontinued operations            (.65)         -              -          (.02)
 Earnings (loss) per share of
   common stock (a)                  .35       (.37)          (.72)          .63

                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1994       1994        1994           1994
                                (Thousands of Dollars, Except Per Share Amounts)

Operating revenues              $  80,233  $ 26,568  $      14,356  $     46,835
Operating income                   10,884     2,192            515         6,784
Income (loss) from continuing
  operations                        6,469    (2,342)        (4,038)        2,112
Income from discontinued
  operations                        2,079     2,757          2,915         2,865
Net income (loss)                   8,548       415         (1,123)        4,977

Earnings (loss) per share
  of common stock:
 Continuing operations               1.20      (.43)          (.74)          .38
 Discontinued operations              .38       .51            .53           .52
 Net income (loss) before
   premium on redemption of
   subsidiary's preferred stock      1.58       .08           (.21)          .90
 Premium on redemption of
   subsidiary's preferred stock         -      (.10)             -          (.08)
 Earnings (loss) per share of
   common stock                      1.58      (.02)          (.21)          .82

    (a) The total of the earnings per share for the quarters does not equal the earnings per share for the year, as shown elsewhere in the consolidated financial statements and supplementary data of this report, as a result of the Company's issuance of additional shares of common stock at various dates during the year.

    Because of the seasonal nature of PGE's gas heating business, there are substantial variations in operations reported on a quarterly basis.

(14) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  o Long-term debt. The fair value of both the Company's and PGE's long-term debt has been estimated based on the quoted market price as of the respective dates for the portion of such debt which is publicly traded and, with respect to the portion of such debt which is not publicly traded, on the estimated borrowing rate as of the respective dates for long-term debt of comparable credit quality with similar terms and maturities.

  o Preferred stock subject to mandatory redemption. The fair value of PGE's preferred stock subject to mandatory redemption has been estimated based on the market value as of the respective dates for preferred stock of comparable credit quality with similar terms and maturities.

    The carrying amounts and estimated fair values of the Company's and PGE's financial instruments at December 31, 1995 and 1994, were as follows:
[CAPTION]
                                               1995                 1994
                                        Carrying Estimated   Carrying Estimated
                                         Amount  Fair Value   Amount  Fair Value
                                                 (Thousands of Dollars)
[S]                                     [C]      [C]         [C]      [C]
Long-term debt (including current
  portion):
    Company                             $ 49,906 $   50,300  $ 49,880 $   50,000
    PGE                                  170,801    175,431   174,035    177,027
    PERI                                   2,000      2,000         -          -
Preferred stock of PGE subject to
  mandatory redemption (including
  current portion)                         1,760      1,795     1,840      1,877

    The Company believes that the regulatory treatment of any excess or deficiency of fair value relative to the carrying amounts of these items, if such items were settled at amounts approximating those above, would dictate that these amounts be used to increase or reduce PGE's rates over a prescribed amortization period. Accordingly, any settlement would not result in a material impact on PGE's financial position or the results of operations of either the Company or PGE.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements
             The following consolidated financial statements, notes to consolidated financial statements and report of independent public accountants for the Company and its subsidiaries are presented in Item 8 of this Form 10-K.
                                                                           Page

           Report of Independent Public Accountants . . . . . . . . . . .   28

           Consolidated Statements of Income for each of the three years
             in the period ended December 31, 1995. . . . . . . . . . . .   29

           Consolidated Balance Sheets as of December 31, 1995 and 1994 .   30

           Consolidated Statements of Cash Flows for each of the three
             years in the period ended December 31, 1995. . . . . . . . .   32

           Consolidated Statements of Capitalization as of December 31,
             1995 and 1994. . . . . . . . . . . . . . . . . . . . . . . .   33

           Consolidated Statements of Common Shareholders' Investment
             for each of the three years in the period ended December
             31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . .   34

           Notes to Consolidated Financial Statements . . . . . . . . . .   35

     2.  Financial Statement Schedules
             The following consolidated financial statement schedule for the Company and its subsidiaries is filed as a part of this Form 10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           Schedule Number                                                 Page
             II  Valuation and Qualifying Accounts for the three-year
                   period ended December 31, 1995 . . . . . . . . . . . .   60

     3.  Exhibits
             See "Index to Exhibits" located on page 62 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1995.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes the Company's executive compensation plans and arrangements in effect as of December 31, 1995.

     Exhibit

     10-28 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

     10-29 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between the Company and certain of its Officers -- filed herewith.

     10-30 Agreement by and between the Company, PGE and Robert L. Jones dated as of March 15, 1991 -- filed as Exhibit No. 10-44 to the Company's Annual Report on Form 10-K for 1990, File No. 0-7812.

     10-31  Employment  Agreement  effective  September  1,  1995,  between  the
            Company and Dean T. Casaday -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-7812.

     10-32 Supplemental Retirement Agreement, dated as of December 23, 1991, between the Company and Dean T. Casaday -- filed as Exhibit 10-17 to the Company's Common Stock Form S-2, Registration No. 33-43382.

     10-33 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between the Company and Dean T. Casaday -- filed as Exhibit 10-37 to the Company's Annual Report on Form 10-K for 1994, File No. 0-7812.

     10-34 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 -- filed as Exhibit A to the Company's 1993 definitive Proxy Statement, File No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.

SCHEDULE II

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PENNSYLVANIA ENTERPRISES, INC.

                                                       (Registrant)

Date:     March 8, 1996                 By:         /s/ Dean T. Casaday
                                                        Dean T. Casaday
                                           President and Chief Executive Officer
                                             (Principal Executive Officer)

Date:     March 8, 1996                 By:        /s/ John F. Kell, Jr.
                                                       John F. Kell, Jr.
                                             Vice President, Financial Services
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date

  /s/ Kenneth L. Pollock           Chairman of the Board of       March 8, 1996
      Kenneth L. Pollock            Directors

  /s/ William D. Davis             Vice Chairman of the Board     March 8, 1996
      William D. Davis              of Directors

  /s/ Dean T. Casaday              Director, President and        March 8, 1996
      Dean T. Casaday               Chief Executive Officer

  /s/ Paul R. Freeman                     Director                March 8, 1996
      Paul R. Freeman

                                          Director                March 8, 1996
      Robert J. Keating

  /s/ John D. McCarthy                    Director                March 8, 1996
      John D. McCarthy

  /s/ John D. McCarthy, Jr.               Director                March 8, 1996
      John D. McCarthy, Jr.

                                          Director                March 8, 1996
      Kenneth M. Pollock

                                          Director                March 8, 1996
      Richard A. Rose, Jr.

  /s/ James A. Ross                       Director                March 8, 1996
      James A. Ross

  /s/ Ronald W. Simms                     Director                March 8, 1996
      Ronald W. Simms

                                INDEX TO EXHIBITS
Exhibit
Number

(2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession:

 2-1 Asset Purchase Agreement dated as of April 26, 1995, among the Company, PGE, American Water Works Company, Inc., and Pennsylvania-American Water Company -- filed as Exhibit 2-1 to PGE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

(3) Articles of Incorporation and By Laws:

 3-1 Restated Articles of Incorporation of the Company, as amended -- filed as Exhibit 3-1 to the Company's Senior Note Form S-2, Registration No. 33-47581.

 3-2 By-Laws of the Company, as amended and restated on January 18, 1995 -- filed as Exhibit 3-2 to the Company's Annual Report on Form 10-K for 1994, File No. 0-7812.

(4) Instruments Defining the Rights of Security Holders, Including Debentures:

 4-1 Indenture of Mortgage and Deed of Trust, dated as of March 15, 1946, between Scranton-Spring Brook Water Service Company (now PGE) and First Trust of New York, National Association, as Successor Trustee to Morgan Guaranty Trust Company of New York -- filed as Exhibit 2(c) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-2 Fourth Supplemental Indenture, dated as of March 15, 1952 -- filed as Exhibit 2(d) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-3        Ninth Supplemental Indenture, dated as of March 15, 1957 -- filed as
            Exhibit 2(e) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-4 Tenth Supplemental Indenture, dated as of September 1, 1958 -- filed as Exhibit 2(f) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-5 Twelfth Supplemental Indenture, dated as of July 15, 1960 -- filed as Exhibit 2(g) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-6 Fourteenth Supplemental Indenture, dated as of December 15, 1961 -- filed as Exhibit 2(h) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-7 Fifteenth Supplemental Indenture, dated as of December 15, 1963 -- filed as Exhibit 2(i) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-8 Sixteenth Supplemental Indenture, dated as of June 15, 1966 -- filed as Exhibit 2(j) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-9 Seventeenth Supplemental Indenture, dated as of October 15, 1967 -- filed as Exhibit 2(k) to PGE's Bond Form S-7, Registration No. 2-55419.

Exhibit
Number

 4-10 Eighteenth Supplemental Indenture, dated as of May 1, 1970 -- filed as Exhibit 2(1) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-11 Nineteenth Supplemental Indenture, dated as of June 1, 1972 -- filed as Exhibit 2(m) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-12 Twentieth Supplemental Indenture, dated as of March 1, 1976 -- filed as Exhibit 2(n) to PGE's Bond Form S-7, Registration No. 2-55419.

 4-13 Twenty-first Supplemental Indenture, dated as of December 1, 1976 -- filed as Exhibit 4-16 to PGE's Annual Report on Form 10-K for 1982, File No. 1-3490.

 4-14 Twenty-second Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-22 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

 4-15 Twenty-third Supplemental Indenture, dated as of August 15, 1989 -- filed as Exhibit 4-23 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

 4-16 Twenty-fourth Supplemental Indenture, dated as of September 1, 1991, -- filed as Exhibit 4-3 to the Company's Common Stock Form S-2, Registration No. 33-43382.

 4-17 Twenty-fifth Supplemental Indenture, dated as of September 1, 1992, -- filed as Exhibit 4-17 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-18 Twenty-sixth Supplemental Indenture, dated as of December 1, 1992, -- filed as Exhibit 4-18 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-19 Twenty-seventh Supplemental Indenture, dated as of December 1, 1992, -- filed as Exhibit 4-19 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-20 Twenty-eighth Supplemental Indenture, dated as of December 1, 1993, -- filed as Exhibit 4-20 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

 4-21 Twenty-ninth Supplemental Indenture, dated as of November 1, 1994, -- filed as Exhibit 4-21 to PGE's Annual Report on Form 10-K for 1994, File No. 1-3490.

 4-22 Thirtieth Supplemental Indenture, dated as of December 1, 1995, from PGE to First Trust of New York, National Association, as Successor Trustee to Morgan Guaranty Trust Company of New York -- filed as
            Exhibit 4-22 to PGE's Annual Report on Form 10-K for 1995, File No. 1-3490.

            NOTE: The First, Second, Third, Fifth, Sixth, Seventh, Eighth, Eleventh and Thirteenth Supplemental Indentures merely convey additional properties to the Trustee.

Exhibit
Number

 4-23 Indenture dated as of June 15, 1992, between the Company and Chemical Bank, as Trustee, with respect to the Company's 10.125% Senior Notes due June 15, 1999 -- filed as Exhibit 4-20 to the Company's Annual Report on Form 10-K for 1992, File No. 0-7812.

 4-24 Rights Agreement dated as of April 26, 1995, between the Company and Chemical Bank, as Rights Agent -- filed as Exhibit 4-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-7812.

(10) Material Contracts:

10-1 Service Agreement for storage service under Rate Schedule LGA, dated August 6, 1974, between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-3 to PGE's Annual Report on Form 10-K for 1984, File No. 1-3490.

10-2 Service Agreement for transportation service under Rate Schedule FT, dated February 1, 1992, by and between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-4 to PGE's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-3 Service Agreement for storage service under Rate Schedule SS-2, dated April 1, 1990, between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-4 Service Agreement for sales service under Rate Schedule FS, dated August 1, 1991, between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-6 to the Company's Annual Report on Form 10-K for 1991, File No. 0-7812.

10-5 Service Agreement for transportation service under Rate Schedule FT, dated August 1, 1991, between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-6 Service Agreement for transportation service under Rate Schedule IT, dated January 31, 1992, between PGE and Transcontinental Gas Pipeline Corporation -- filed as Exhibit 10-8 to the Company's Annual Report on Form 10-K for 1991, File No. 0-7812.

10-7 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-7 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-8 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PGE and Transcontinental Gas Pipeline Corporation Company -- filed as Exhibit 10-8 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

Exhibit
Number

10-9        Service Agreement  for  transportation  service  under Rate Schedule
            FTS, dated November 1, 1993, by and between PGE and Columbia Gas Transmission Corporation -- filed as Exhibit 10-9 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-10       Service Agreement  for  transportation  service  under Rate Schedule
            SST, dated November 1, 1993, by and between PGE and Columbia Gas Transmission Corporation -- filed as Exhibit 10-10 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-11 Service Agreement for storage service under Rate Schedule FSS, dated November 1, 1993, by and between PGE and Columbia Gas Transmission Corporation -- filed as Exhibit 10-11 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-12 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PGE and Columbia Gulf Transmission Company -- filed as Exhibit 10-12 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-13 Service Agreement for transportation service under Rate Schedule ITS-1, dated November 1, 1993, by and between PGE and Columbia Gulf Transmission Company -- filed as Exhibit 10-13 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-14       Service Agreement  for  transportation  service  under Rate Schedule
            ITS, dated November 1, 1993, by and between PGE and Columbia Gas Transmission Corporation -- filed as Exhibit 10-14 to PGE's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-15 Service Agreement (Contract No. 946) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PGE and Tennessee Gas Pipeline Company -- filed as Exhibit 10-1 to PGE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-16 Service Agreement (Service Package No. 171) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PGE and Tennessee Gas Pipeline Company -- filed as Exhibit 10-2 to PGE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-17 Service Agreement (Service Package No. 187) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PGE and Tennessee Gas Pipeline Company -- filed as Exhibit 10-3 to PGE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-18 Service Agreement (Service Package No. 190) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PGE and Tennessee Gas Pipeline -- filed as Exhibit 10-4 to PGE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

Exhibit
Number

10-19 Service Agreement (Contract No. 2289) for storage service under Rate Schedule FS, dated September 1, 1993, by and between PGE and Tennessee Gas Pipeline -- filed as Exhibit 10-5 to PGE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-20 Service Agreement for transportation service under Rate Schedule FT, dated April 1, 1995, by and between PGE and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-1 to PGE's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

10-21 Service Agreement for storage service dated October 13, 1995, by and between PGE and Avoca Natural Gas Storage -- filed as Exhibit 10-1 to PGE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 1-3490.

10-22 Bond Purchase Agreement, dated September 1, 1989, relating to PGE's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PGE -- filed as
            Exhibit 10-34 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

10-23 7% Bond Purchase Agreement, dated November 1, 1994, among the Luzerne County Industrial Development Authority, PGE and Wheat First Butcher Singer, as representative on behalf of itself and Legg Mason Wood Walker Incorporated -- filed as Exhibit 10-28 to PGE's Annual Report on Form 10-K for 1994, File No. 1-3490.

10-24 Amended and Restated Project Facilities Agreement dated as of November 1, 1994, between PGE and the Luzerne County Industrial Development Authority -- filed as Exhibit 10-29 to PGE's Annual Report on Form 10-K for 1994, File No. 1-3490.

10-25 Term Loan Agreement, dated as of May 31, 1994, by and among Pennsylvania Enterprises, Inc. and the Banks parties thereto and PNC Bank, National Association, as Agent -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, File No. 0-7812.

10-26 Credit Agreement, dated as of April 19, 1993, by and among PGE, the Banks parties thereto and PNC Bank, Northeast PA, as Agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed as
            Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993, File No. 0-7812.

10-27 First Amendment to Credit Agreement and Notes, dated as of December 16, 1994, by and among PGE, the Banks parties thereto and PNC Bank, Northeast PA, as Agent, and CoreStates Bank, N.A. and NBD Bank, N.A. as Co-Agents -- filed as Exhibit 10-31 to PGE's Annual Report on Form 10-K for 1994, File No. 1-3490.

Exhibit
Number

10-28 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

10-29 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between the Company and certain of its Officers -- filed herewith.

10-30 Agreement, dated as of March 15, 1991, by and between the Company, PGE and Robert L. Jones -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1990, File No. 0-7812.

10-31       Employment  Agreement  effective  September  1,  1995,  between  the
            Company and Dean T. Casaday -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-7812.

10-32 Supplemental Retirement Agreement, dated as of December 23, 1991, between the Company and Dean T. Casaday -- filed as Exhibit 10-17 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-33 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between the Company and Dean T. Casaday -- filed as Exhibit 10-37 to the Company's Annual Report on Form 10-K for 1994, File No. 0-7812.

10-34 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 - filed as Exhibit A to the Company's 1993 definitive Proxy Statement, File No. 0-7812.

(11) Statement Re Computation of Per Share Earnings:

11-1        Statement Re Computation of Per Share Earnings -- filed herewith.

(21) Subsidiaries of the Registrant:

21-1        Subsidiaries of the Registrant -- filed herewith.

(23) Consents of Experts and Counsel:

23-1        Consent of Independent Public Accountants -- filed herewith.

                                  TABLE OF CONTENTS

PART I                                                                       PAGE

    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .  12

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .  12

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .  12


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . .  13

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . .  14

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .  17

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . .  27

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . .  56


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .  57

    Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  57

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . .  57

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  57


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  58*

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  61






________________________
* The "Index to Exhibits" is located on page 62.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PENNSYLVANIA ENTERPRISES, INC.
                                                         (Registrant)
Date:     March 8, 1996                   By:
                                                        Dean T. Casaday
                                             President and Chief Executive Officer
                                                 (Principal Executive Officer)

Date:     March 8, 1996                   By:
                                                       John F. Kell, Jr.
                                              Vice President, Financial Services
                                                 (Principal Financial Officer
                                              and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date


                                   Chairman of the Board of       March 8, 1996
      Kenneth L. Pollock            Directors

                                   Vice Chairman of the Board     March 8, 1996
      William D. Davis              of Directors

                                   Director, President and        March 8, 1996
      Dean T. Casaday               Chief Executive Officer

                                          Director                March 8, 1996
      Paul R. Freeman

                                          Director                March 8, 1996
      Robert J. Keating

                                          Director                March 8, 1996
      John D. McCarthy

                                          Director                March 8, 1996
      John D. McCarthy, Jr.

                                          Director                March 8, 1996
      Kenneth M. Pollock

                                          Director                March 8, 1996
      Richard A. Rose, Jr.

                                          Director                March 8, 1996
      James A. Ross

                                          Director                March 8, 1996
      Ronald W. Simms

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1995

                                                      Balance at   Charged    Charged                    Balance
                                                      beginning      to       to other                   at end
             Description                               of year     income     accounts   Deductions      of year
                                                                         (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1995                      $      937   $ 1,538    $      -   $    1,687(a)   $   788

    Year ended December 31, 1994                      $      817   $ 1,776    $      -   $    1,656(a)   $   937

    Year ended December 31, 1993                      $    1,103   $ 1,106    $      -   $    1,392(a)   $   817


Shown as operating reserves on the consolidated balance sheets:

    Insurance -

        Year ended December 31, 1995                  $    2,383   $ 2,652    $      -   $    1,326(b)   $ 3,709

        Year ended December 31, 1994                  $    1,863   $ 1,695    $      -   $    1,175(b)   $ 2,383

        Year ended December 31, 1993                  $    1,565   $ 1,823    $     75   $    1,600(b)   $ 1,863


NOTES:
(a)  Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b)  Deductions are principally payments made in settlement of claims.