Form 10-K/A
period 1995-12-31
PENNSYLVANIA ENTERPRISES INC
filed 1996-04-29
CIK 77231

TABLE OF CONTENTS


PART III                                                               PAGE

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . .    1

    Item 11.  EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . .     4

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . .   10

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . .   12

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

(a)  IDENTIFICATION OF DIRECTORS

                                                 Other Positions
                                       Director  and Offices with
         Name                 Age      Since     the Company

Kenneth L. Pollock (1)         75      1972      Chairman of the
                                                 Board of Directors

William D. Davis (1,2,3)       64      1981      Vice Chairman of the
                                                 Board of Directors

Dean T. Casaday                64      1991      President and Chief
                                                 Executive Officer

Paul R. Freeman (2,4)          48      1995      None

Robert J. Keating (1,4)        77      1974      None

John D. McCarthy (1,3,4)       60      1991      None

John D. McCarthy, Jr. (2)      31      1995      None

Kenneth M. Pollock (2,5)       38      1993      None

Richard A. Rose, Jr. (3,5)     35      1995      None

James A. Ross (4,5)            59      1978      None

Ronald W. Simms (1,2,3,4,5)    56      1991      None

(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation and Stock Option Committee
(4) Member of the Investment Committee of the Employees' Retirement Plan of Pennsylvania Enterprises, Inc.
(5) Member of the Planning Committee

    Each of the directors was elected as a director of the Company at the 1995 Annual Meeting of Shareholders, except for Messrs. Paul R. Freeman, John D. McCarthy, Jr., and Richard A. Rose, Jr., who were elected by the Board of Directors at a meeting held on November 10, 1995. The term of each director continues until the next annual meeting of shareholders and until his successor is elected and qualified.

    Kenneth L. Pollock is the father of Kenneth M. Pollock. Mr. Simms is the father-in-law of Mr. Rose. Mr. John D. McCarthy is the father of Mr. John D. McCarthy, Jr. Mr. Keating is the father-in-law of Mr. Thomas F. Karam, Executive Vice President of the Company. There are no other family relationships among any of the directors or executive officers of the Company.

(b)  BUSINESS EXPERIENCE

     Name                               Business Experience

Kenneth L. Pollock       Chairman of the Board of Directors of the Company
                         and PG Energy since June, 1987; President and
                         Chief Executive Officer of the Company and PG
                         Energy from March, 1991, to August, 1991; Director and sole stockholder, Susquehanna Coal Company and Ken L. Pollock, Inc., Nanticoke, PA, since prior to 1990.

William D. Davis         Vice Chairman of the Board of Directors of the
                         Company and PG Energy since March, 1991; Chairman of the Board of the Commonwealth Bank Division of Meridian Bank, Williamsport, PA, from September,
                         1993 to December 31, 1995; Director, Meridian
                         Bancorp, Inc., and Meridian Bank, Reading, PA, from September, 1993 to April, 1996; Chairman of the Board and Chief Executive Officer of
                         Commonwealth Bancshares Corporation, Williamsport,
                         PA, from April, 1987 to June, 1993; Director
                         Corestates Bank, N.A., since April, 1996; Director of the National Association of Corporate
                         Directors; Director, Lycoming Foundation; past
                         Director and President of Industrial Properties
                         Corporation; Director, Pennsylvania Economy
                         League; Director and Treasurer, Pennsylvania
                         College of Technology; past Director and Chairman,
                         Williamsport/Lycoming Chamber of Commerce; and
                         Director, Williamsport/Lycoming Foundation.

Dean T. Casaday          President and Chief Executive Officer of the
                         Company and PG Energy since September 1, 1991;
                         Vice President of Engineering and Operations of the Company and PG Energy in 1978, and Vice
                         President of Corporate Development of PG Energy from 1972 to 1978 and of the Company from 1974 to 1978; Vice President of National Fuel Gas Supply
                         Corporation from 1989 to August, 1991; Chairman,
                         President and Chief Executive Officer of Carnegie
                         Natural Gas Company and Apollo Gas Company, both of which are subsidiaries of USX Corporation, from 1978 to 1989; Chairman of the Pennsylvania Gas
                         Association; Director, Greater Wilkes-Barre
                         Partnership; Corporate Advisory Board,
                         Pennsylvania College of Technology.

Paul R. Freeman          Controller for HUD, Inc., trading as Emerald
                         Anthracite II, since 1988. He previously held positions with Northeastern Bank, United Penn
                         Bank, Barnett Banks, and Marine Midland Bank.

Robert J. Keating        Chairman of the Board of Directors of the Company
                         and PG Energy from June, 1986, to June, 1987;
                         Chairman of the Board, Parodi Industries, Inc.,
                         Scranton, PA, from January, 1985, to February,
                         1994.

John D. McCarthy         President of McCarthy Tire Service Company,
                         Wilkes-Barre, PA, since 1968; President of
                         McCarthy Realty, Inc., since 1988; Director and
                         Chairman, Wyoming Valley Health Care Systems,
                         Inc.; Director of Pennsylvania-American Water
                         Company.

John D. McCarthy, Jr.    Vice President of McCarthy Tire Service Company
                         since 1989 and Vice President of McCarthy Realty,
                         Inc. since 1988.  President of McCarthy Tire
                         Service Company of Allentown, Reading and
                         Lancaster since 1992. Member and Chairman of the Board of Directors of the Wyoming Valley Catholic
                         Youth Center; member of the Michelin Tire
                         Corporation Dealer Council and Continental/General
                         Tire Dealer Council.

Kenneth M. Pollock       Vice President of HUD, Inc., trading as Emerald
                         Anthracite II, and Vice President of Susquehanna
                         Coal Company and Susquehanna Mt. Carmel, Inc., since prior to 1987; Director of Commonwealth Bank
                         East, a division of Corestates Bank, N.A.;
                         Director of F. M. Kirby Center for the Performing
                         Arts.

Richard A. Rose, Jr.     President of Petroleum Sales Company, Inc. since
                         1992 and Vice President of Petroleum Service
                         Company, Inc. since 1987.  Director of the Black
                         Horse Foundation, Inc., Mountain Productions,
                         Inc., Mountain Productions Services, Inc., and
                         Rock USA, Inc.

James A. Ross            Independent financial consultant since prior to
                         1988; Chairman, Priestgate, Limited, since 1991;
                         former President and Chief Executive Officer and
                         Director, Sprague & Henwood, Inc., Scranton, PA;
                         Director, Scranton Industrial Development Company;
                         Director, Lackawanna Industrial Development
                         Enterprise.

Ronald W. Simms          President and Chief Executive Officer of Petroleum
                         Service Company, Inc., Wilkes-Barre, PA, since
                         1980; Chairman of the Board of Directors since
                         1994, and Chief Executive Officer since 1984, of
                         Mountain Productions, Inc.; Chairman of the Board of Directors of First Heritage Bank, since March,
                         1994; Director of Pennsylvania-American Water
                         Company; and past Chairman of the Wilkes-Barre
                         Chamber of Commerce.

Certain Stock Transactions

    The Securities Exchange Act of 1934, as amended, requires that the Company's directors and officers file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission and the New York Stock Exchange. The Company believes that all directors and officers filed on a timely basis all such reports required of them with respect to stock ownership and changes in ownership during 1995.

ITEM 11.  EXECUTIVE COMPENSATION

(a)  SUMMARY COMPENSATION TABLE

                                                            Long-Term
                                                          Compensation
                            Annual Compensation            Securities
                                            Other Annual   Underlying      All Other
    Name and                Salary   Bonus  Compensation     Options     Compensation
Principal Position   Year     ($)     ($)      ($)(1)     (# of Shares)     ($)(2)
Dean T. Casaday,     1995  $202,243   -0-        -0-           -0-          $3,987
 President and Chief 1994   192,842   -0-        -0-           -0-           3,377
 Executive Officer   1993   186,099   -0-        -0-          9,000          3,305

Thomas F. Karam      1995  $150,000(3)-0-        -0-           -0-              77
 Executive
 Vice President

John F. Kell, Jr.    1995  $123,745   -0-        -0-           -0-           1,876
 Vice President,     1994   121,527   -0-        -0-           -0-           1,518
 Financial Services  1993   115,820   -0-        -0-          3,500          1,489
__________

(1) Does not include the value of perquisites and other personal benefits because the aggregate amount of such compensation does not exceed established reporting thresholds.

(2) The amounts shown under All Other Compensation are for group term life insurance provided for officers and matching contributions made by the Company for the named executives to their Employees' Savings Plan (401(k)) account in the amount of $1,165 and $751 for 1995, $709 and $456 for 1994, and $735 and $463 for 1993 for Messrs. Casaday and Kell, respectively.

(3) Mr. Karam commenced employment with the Company effective October 1, 1995. The above salary amount represents his compensation on an annualized basis. The amount for All Other Compensation is the actual amount for the portion of 1995 that he was employed by the Company.

(b)  AGGREGATED STOCK OPTION EXERCISES IN LAST FISCAL YEAR
     AND FISCAL YEAR-END STOCK OPTION VALUES

                                                  Number of
                       Shares                Securities Underlying       Value of Unexercised
                     Acquired on   Value      Unexercised Options        In-the-Money Options
                      Exercise    Realized   at Fiscal Year-End (#)    at Fiscal Year-End ($)
Name                     (#)         ($)    Exercisable/Unexercisable  Exercisable/Unexercisable
Dean T. Casaday....      -0-         -0-         9,000 / -0-              $70,875 / -0-
John F. Kell, Jr...      -0-         -0-         3,500 / -0-              $27,563 / -0-

(c)  COMPENSATION PURSUANT TO PLANS

Employees' Savings Plan

     Effective January 1, 1992, the Company established an Employees' Savings Plan to encourage retirement savings by its employees. Full-time employees age 21 or older who have completed one year of service are eligible to participate in the Employees' Savings Plan. Participating employees may elect to contribute up to 15% of their qualifying annual compensation (but no more than a statutory dollar limit - $9,240 for 1995) on a pre-tax basis, pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. These employee 401(k) contributions are invested as directed by each participant in one or more designated funds available under the Employees' Savings Plan, including a fund that invests in the Company's Common Stock. The Company also contributes up to 15% of the first 4% contributed by the employees, which contribution is automatically invested in the Company's Common Stock. Participants are 100% vested in their 401(k) contributions and become 100% vested in any matching contribution over a five-year period commencing with the employee's date of hire.

Employees' Retirement Plan

     The following table illustrates the estimated annual retirement benefits payable at age 65 under the Company's Employees' Retirement Plan as a straight life annuity to an employee retiring with the specified combination of final average earnings and years of service with the Company with the modifications discussed below, applicable to Mr. Casaday, for average annual earnings greater than $150,000. The benefits shown are not subject to deduction for social security.
[CAPTION]
     5-Year                         Years of Credited Service
Average Earnings           15        20        25        30        35
[S]                     [C]       [C]       [C]       [C]       [C]
$100,000............    $ 20,555  $ 27,407  $ 34,259  $ 41,111  $ 41,111
$125,000............    $ 26,180  $ 34,907  $ 43,634  $ 52,361  $ 52,361
$150,000............    $ 31,805  $ 42,407  $ 53,009  $ 63,611  $ 63,611
$175,000............    $ 37,430* $ 49,907* $ 62,384* $ 74,861* $ 74,861*
$200,000............    $ 43,055* $ 57,407* $ 71,759* $ 86,111* $ 86,111*
$250,000............    $ 54,305* $ 72,407* $ 90,509* $108,611* $108,611*
__________

* The Internal Revenue Code limits the amount of compensation which may be taken into account under a tax-qualified retirement plan. The benefits shown above, for average earnings above $150,000, include benefits payable pursuant to Mr. Casaday's supplemental retirement agreement which guarantees to Mr. Casaday the difference between the benefits he would be entitled to under the Company's Employees' Retirement Plan, if such benefits were calculated without regard to restrictions imposed under the Internal Revenue Code, and the amount of pension benefit actually payable under the Company's Employees' Retirement Plan.

   Additionally, pursuant to the terms of Mr. Casaday's supplemental retirement agreement, the Company has agreed to pay the difference, if any, between his pension benefits payable under the Retirement Plan, based on the total of his approximately 15 years of prior service and his current service with the Company, and a pension benefit based on 20 years of credited service. As of December 31, 1995, Mr. Casaday had completed 19 years of credited service and Mr. Kell, 17 years.

   Covered compensation under the Retirement Plan is the same as the amount reported in the Salary column of the Summary Compensation Table.

Change in Control and Other Agreements

   The Company has agreements with certain of its officers, including Messrs. Casaday, Karam, and Kell, which entitle the officers to receive a severance payment equal to two times their annual salary if, following a change in control (as defined in such agreements) of the Company, their employment is terminated or their compensation, position or benefits are reduced.

   Mr. Casaday has an employment agreement with the Company providing for a one year employment term, ending September 1, 1996, and certain supplemental retirement benefits. The retirement benefits are set forth in a supplemental retirement agreement, the major provisions of which are described in the previous section.

(d)  COMPENSATION OF DIRECTORS

   During 1995, directors of the Company and PG Energy who were not full-time employees of the Company and PG Energy were paid a fee of $500 per month, and on days they attended a Company and/or PG Energy Board meeting(s) they were paid $500, plus expenses. Since the Company and PG Energy Boards consist of the same members, meetings are usually scheduled on the same day, with the PG Energy meeting immediately following the Company meeting. Additionally, each director received $250 for Board Committee meetings attended on the same day as meeting(s) of the full Board(s), and $500 for each Board Committee meeting attended on a day when the full Board(s) did not meet. Further, directors who were members of the Investment Committee of the Employees' Retirement Plan were paid $250 for each meeting attended on the same day as a meeting of the full Board(s) and $500 for each meeting attended on a day when the full Board(s) did not meet.

   During 1995, Mr. Ross and Mr. John D. McCarthy also served as directors of Pennsylvania Energy Resources, Inc. (PERI) and Theta Land Corporation, both wholly-owned subsidiaries of PEI. They were each paid $1,000 for attending two board meetings of PERI during 1995.

   The Company's 1995 Directors' Stock Compensation Plan (the "Directors' Plan") provides for the annual automatic award of 200 shares of Company Common Stock (subject to anti-dilution adjustment in the event of certain corporate changes) to each continuing director, who has completed at least one year of service and who is not a full-time employee of the Company or any of its affiliates, immediately following each annual meeting of shareholders. The Directors' Plan will terminate in 2005. Directors who are full-time employees of the Company are not eligible to participate in the Directors' Plan. Except for anti-dilution adjustments, without shareholder approval, the number of shares to be awarded to each director each year under the Directors' Plan may not be increased and the eligibility for awards may not be changed. All shares awarded under the Directors' Plan are non-transferrable for a period of 3 years following the award, except in the event of death, disability, or retirement on or after age 65, but in no event less than six months following the date of the award.

(e)  COMPENSATION COMMITTEE INTERLOCKS

   Messrs. John D. McCarthy, Ross, and Simms served as members of the Company's Compensation Committee during 1995. Beginning January 1, 1996, the Compensation Committee consisted of Messrs. John D. McCarthy, Davis, Rose, and Simms. None of these persons was or is an officer or employee of the Company or any of its subsidiaries. None of the Company's executive officers served on the compensation committee or board of an entity of which (i) a member of the Company's Compensation Committee or other director of the Company was an executive officer or (ii) an executive officer of the entity was one of the Company's directors.

(f)  COMPENSATION COMMITTEE REPORT

   The Company's executive compensation program is administered by the Compensation Committee of the Board of Directors, which is composed of four non-employee directors. The following is a report of the Compensation Committee to the Company's shareholders:

Compensation Policies

   In determining compensation, including the award of both annual and long-term compensation, the Committee follows a policy of considering, among other factors, the operating and financial performance of the Company and the individual contribution of each officer.

   Salary is the principal component of the annual portion of the compensation of senior executives. Stock options, which were authorized for the first time in 1992 and granted in 1993, comprise both the long-term component and a portion of the annual component of compensation. The value of stock options is directly dependent on the performance of the Company's stock.

1995 Compensation of the Chief Executive Officer

   Mr. Casaday's annual salary was increased by 6.0% to $212,880 effective June 4, 1995, from $200,830, his base salary since his last salary adjustment in June 1994. In determining his salary adjustment for 1995, the Committee took into account a number of factors related to the goals and objectives for Mr. Casaday as set forth in his employment agreement for the period. These relate to management development, financial objectives, long-term planning, Board relations and communications, marketing plans, external relations, and leadership. Effective September 1, 1995, upon recommendation of the Committee, the Company extended the term of Mr. Casaday's employment agreement for one year until September 1, 1996.

   The Committee operates on the principle that the compensation of the Company's executive officers should be competitive with compensation of senior executives at comparable companies. In this regard, the Committee reviewed and considered the compensation of executives in comparable positions at other utility companies, and non-utility companies located in the same region as the Company, with which the Company competes for executive talent. Consequently, these are not exactly the same companies that are included in the indices used in the Performance Graphs in this proxy statement. The Committee targets executive compensation to be in the general range, but not the high end, of compensation for comparable positions at these companies.

   The Committee (which also serves as the Stock Option Committee) considers previously established annual operating and financial performance goals to help it determine if and the extent to which stock options will be granted. The Committee did not award any stock options during 1995.

Other Officers

   The compensation of Mr. Kell was determined in accordance with policies discussed earlier in this report. Mr. Karam commenced employment with the Company effective October 1, 1995.

   All members of the Committee concur and join in this report to the Company's shareholders.

   John D. McCarthy, Chairman                             Ronald W. Simms

                  William D. Davis   Richard A. Rose, Jr.


(g)  PERFORMANCE GRAPHS

                        Five-Year Cumulative Return

   The graph below compares the cumulative total return on the Company's stock during the past five years with the average cumulative total return during the same period of the S & P 500 Stock Index, a gas/water utility performance index developed from the Edward D. Jones Indices for Natural Gas Distribution Companies and the Water Utility Industry, excluding the Company, and a self-constructed index of a group of comparable mid-sized natural gas distribution companies, excluding the Company. The gas/water utility index is an average of the two Edward D. Jones Indices where the two indices are weighted by the Company's average identifiable assets for its gas business and its water business during the period covered by the graph. Since the Company sold its water utility operations on February 16, 1996, and is now primarily a gas distribution utility, a gas index is now included in the graph. Next year the gas/water utility index will not be shown. The companies included in the self-constructed natural gas distribution index are: Atmos Energy Corporation, Cascade Natural Gas Corporation, Colonial Gas Company, Connecticut Energy Corp., Connecticut Natural Gas Co., North Carolina Natural Gas Corp., Providence Energy Corp., Public Service Company of North Carolina, Southeastern Michigan Gas Enterprises, United Cities Gas Co.,and Yankee Energy Systems Inc. These companies, selected from the Edward D. Jones Index for Natural Gas Distribution Companies, have revenues, net plant, and market capitalization in the same general range as that of the Company.

   The graph reflects the investment of $100 on December 31, 1990, in the Company's Common Stock, the S & P 500 Stock Index, and the utility indices. Dividends are assumed to be reinvested as paid in the Company's Common Stock and in the S & P 500 Stock Index and quarterly in the stocks of the utility indices.

                              FIVE-YEAR CHART
[CAPTION]

                                     S & P       Gas/Water      Gas
Measurement Period     Pennsylvania  Stock       Utility        Utility
(Fiscal Year Covered)  Enterprises   Index       Index          Index
[S]                       [C]         [C]           [C]          [C]
1990                      100.00      100.00        100.00       100.00
1991                       74.28      130.34        137.16       128.90
1992                      112.10      140.26        160.67       164.39
1993                      116.03      154.33        185.51       193.32
1994                      111.99      156.43        170.45       174.24
1995                      165.84      214.99        210.78       210.18

                        Four-Year Cumulative Return

   The market price of the Company's Common Stock was affected from 1989 into the fourth quarter of 1991 by events relating to the possible sale of the Company, including several bids made for the Company, certain of which were accepted, but none of which were consummated. The graph below compares the cumulative total return on the Company's stock for 1992 through 1995 with that of the S & P 500 Stock Index, the gas/water utility performance index, and the self-constructed index of comparable mid-sized natural gas distribution companies for the same period. The graph reflects the investment of $100 on December 31, 1991, in the Company's Common Stock, the S & P 500 Stock Index, and the utility indices. Dividends are assumed to be reinvested as paid in the Company's Common Stock and in the stocks in the S & P 500 Stock Index and quarterly in the stocks of the utility indices.

                              FOUR-YEAR CHART
[CAPTION]

                                     S & P       Gas/Water      Gas
Measurement Period     Pennsylvania  Stock       Utility        Utility
(Fiscal Year Covered)  Enterprises   Index       Index          Index
[S]                      [C]         [C]          [C]            [C]
1991                     100.00      100.00       100.00         100.00
1992                     152.92      107.61       117.39         127.53
1993                     156.20      118.40       135.60         149.98
1994                     150.77      120.01       124.53         135.17
1995                     223.27      164.95       153.90         163.06

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

   The Company does not know of any person who is the beneficial owner of more than five percent of the outstanding Common Stock of the Company, other than Mr. Kenneth L. Pollock as described in the following section.

(b)  SECURITY OWNERSHIP OF MANAGEMENT

   The following table shows the number of shares of the Company's Common Stock, beneficially owned, directly or indirectly, as of April 26, 1996, by individual directors, each of the officers named in the Summary Compensation Table, and all directors and officers as a group, who held such positions as of April 26, 1996. None of such persons beneficially owned more than 1% of the Company's Common Stock, except for Mr. Kenneth L. Pollock, who beneficially owned 5.6% of the Company's Common Stock, Mr. Kenneth M. Pollock, who beneficially owned 2.4% of the Company's Common Stock, or 5.6% in the aggregate for both of them on an unduplicated basis, and Mr. Ronald W. Simms who beneficially owned 1.6% of the Company's Common Stock. See notes (4), (5), and (6) to the table below. All directors and officers as a group beneficially owned 9.2% of the Company's Common Stock. Unless otherwise specified, shares are beneficially owned by the director or officer or jointly with a spouse. None of such persons owned any of PG Energy's preferred stock.

                                            Amount and Nature of Beneficial Ownership
                                                  Shares      Options
                                                Other than  Exercisable    Total
                                                  Option     Within     Beneficial
Title of Class        Name of Beneficial Owner    Shares    60 Days(1)  Ownership
Common                Dean T. Casaday            10,183          9,000      19,183
                      William D. Davis            4,271            ---       4,271
                      Paul R. Freeman             1,000            ---       1,000
                      Robert J. Keating           6,720(2)         ---       6,720
                      John D. McCarthy            2,550(3)         ---       2,550
                      John D. McCarthy, Jr.       1,600(3)         ---       1,600
                      Kenneth L. Pollock        275,938(4)(5)      ---(1)  275,938
                      Kenneth M. Pollock        117,487(5)(6)      ---     117,487
                      Richard A. Rose, Jr.        7,970(7)         ---       7,970
                      James A. Ross               3,050(8)         ---       3,050
                      Ronald W. Simms            79,300(9)         ---      79,300

                      Thomas F. Karam            22,691(10)        ---(1)   22,691
                      John F. Kell, Jr.           4,266          3,500       7,766

                      All directors and
                      officers as a group
                      (20 persons)              427,130(11)(12) 25,300(1)  452,430
__________

(1) Shares that could be purchased under the 1992 Stock Option Plan. Does not include options to purchase shares of common stock granted on April 15, 1996, in the amount of 25,000 to Mr. Kenneth L. Pollock and 25,000 to Mr. Thomas F. Karam which are not exercisable until April 15, 1997.

(2) Includes 600 shares of Common Stock owned by Mr. Keating's wife. Includes 2,000 shares that Mr. Keating beneficially owns through Lakeside Drive Assoc., Inc.

(3)  Includes 1,000 shares held by McCarthy Realty, Inc. in which both John
     D. McCarthy and John D. McCarthy, Jr. each have a beneficial interest. These shares are reported in the total shares for each of them, but are reported one time, on an unduplicated basis, in the total shares owned by all directors and officers as a group.

(4) Includes 8,578 shares that Mr. Pollock owns jointly with his wife, 86,900 shares jointly with his son, Kenneth M. Pollock, 7,400 shares jointly with his daughter, 24,144 shares jointly with his son and daughter, and 8,542 as custodian for his grandchildren, 6,243 of which are for the children of Kenneth M. Pollock. Includes 108,400 shares held by several corporations in which Mr. Pollock holds a controlling interest.

(5) Shares held jointly by Mr. Kenneth L. Pollock and Mr. Kenneth M. Pollock, and by Mr. Kenneth L. Pollock for Mr. Kenneth M. Pollock's children are reported in the total shares for each of them but are reported one time, on an unduplicated basis, in the total shares owned by all directors and officers as a group. A total of 276,138 shares are beneficially owned by Mr. Kenneth L. Pollock and Mr. Kenneth M. Pollock on an unduplicated basis.

(6) Includes 86,900 shares held jointly with his father, Mr. Kenneth L. Pollock, 24,144 shares held jointly with his father and sister, and 6,243 shares held by his father as custodian for his children.

(7) Includes 1,000 shares owned by Mr. Rose's wife and 850 shares held as custodian for his children.

(8) Includes 300 shares owned by Mr. Ross's wife. Includes 1,300 shares owned by charitable foundations of which Mr. Ross is a trustee. Mr. Ross shares voting and investment power and disclaims beneficial ownership of the shares held by these foundations.

(9)  Includes 28,964 shares owned by Mr. Simms's wife.

(10) Includes 15,791 shares for which Mr. Karam has sole voting and investment power, and 2,000 shares held in the name of Lakeside Drive Assoc., Inc., in which Mr. Karam's wife has an interest. These 2,000 shares are also reported for Mr. Keating who has an interest in Lakeside Drive Assoc., Inc. These shares are reported one time, on an unduplicated basis, in the total shares owned by all directors and officers as a group.

(11) The Company has an Employees' Savings Plan in which officers and employees participate. Included in the number of shares of Common Stock shown above are 9,550 shares which were allocated to the accounts under the Employees' Savings Plan of all officers as a group at December 31, 1995 (including 1,397 shares in those shown for Mr. Casaday, 1,564 for Mr. Kell, and 758 for Mr. Kenneth L. Pollock).

(12) Does not include 52,081 shares of the Company's Common Stock held by the Employees' Retirement Plan, as to which investment power is exercised by the Investment Committee under the Plan, consisting of Messrs. Freeman, Keating, John D. McCarthy, Ross, and Simms. The Committee members disclaim beneficial ownership of these shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   During 1995, Ken Pollock, Inc. and Pole Company hauled sludge residue from PG Energy's water treatment plants to land owned by Pole Company under a permit issued by the Pennsylvania Department of Environmental Protection. The removal of this residue was required by the Asset Purchase Agreement pursuant to which PG Energy sold its water operations and related assets. Ken Pollock, Inc. and Pole Company were paid $1.01 million for these services. PG Energy determined to use these two companies based on amounts generally charged for these services and the fact that Pole Company had a site available within a short distance from PG Energy's property. Early in 1996, PG Energy exchanged with Heavy Media, Inc. a parcel of property owned by PG Energy but not contiguous with its other property for a parcel owned by Heavy Media, Inc. that was contiguous to PG Energy's property. An independent appraiser appraised the parcel PG Energy exchanged at $75,000 and the parcel it received at $152,000. Kenneth L. Pollock and Kenneth M. Pollock are officers and/or hold controlling interests in Ken Pollock, Inc., Pole Company, and Heavy Media, Inc.

                      PENNSYLVANIA ENTERPRISES, INC.

                                SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the Registrant's 1995 Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.



                                        PENNSYLVANIA ENTERPRISES, INC.
                                                 (Registrant)



Date:  April 29, 1996           By:           /s/ Thomas J. Ward
                                                Thomas J. Ward
                                                  Secretary




Date:  April 29, 1996           By:           /s/ John F. Kell, Jr.
                                               John F. Kell, Jr.
                                       Vice President, Financial Services
                                        (Principal Financial Officer and
                                          Principal Accounting Officer)