Form 10-Q
period 1996-03-31
PENNSYLVANIA ENTERPRISES INC
filed 1996-05-14
CIK 77231

PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              months ended March 31, 1996 and 1995. . . . . . . . . . .    2

            Consolidated Balance Sheets as of March 31, 1996,
              and December 31, 1995 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 1996 and 1995. . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   17

                        PART I.  FINANCIAL INFORMATION

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income

                                                    Three Months Ended
                                                         March 31,
                                                    1996          1995*
                                                  (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales and service                           $  72,151     $  70,800
  Construction activities                             1,898            10
  Other                                                  38            72
    Total operating revenues                         74,087        70,882

OPERATING EXPENSES:
  Cost of gas                                        41,921        43,840
  Other operation expenses                            8,990         5,979
  Maintenance                                         1,214           968
  Depreciation                                        2,018         1,794
  Income taxes                                        5,905         4,497
  Taxes other than income taxes                       3,816         3,894
    Total operating expenses                         63,864        60,972

OPERATING INCOME                                     10,223         9,910

OTHER INCOME, NET                                       791           249

INCOME BEFORE INTEREST CHARGES                       11,014        10,159

INTEREST CHARGES:
  Interest on long-term debt                          2,868         3,486
  Other interest                                        218           322
  Allowance for borrowed funds used
    during construction                                 (46)           (9)
      Total interest charges                          3,040         3,799

INCOME FROM CONTINUING OPERATIONS                     7,974         6,360

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS
  (Note 2)                                             (365)       (3,704)

INCOME BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                     7,609         2,656

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                  637           691

NET INCOME                                        $   6,972     $   1,965

COMMON STOCK
  Earnings per share of common stock:
    Continuing operations                         $    1.26     $    1.00
    Discontinued operations                            (.06)         (.65)
    Net income                                    $    1.20     $     .35

  Weighted average shares outstanding             5,790,812     5,653,003
  Cash dividend per share                         $     .55     $     .55

*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1996            1995*
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
  At original cost                                $     298,675   $     295,895
  Accumulated depreciation                              (78,594)        (76,882)
                                                        220,081         219,013

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      11,380          11,553
  Accumulated depreciation                               (5,409)         (5,394)
  Other                                                   1,001             983
                                                          6,972           7,142

CURRENT ASSETS:
  Cash and cash equivalents                             149,087             629
  Accounts receivable -
    Customers                                            28,855          21,066
    Others                                                1,170             815
    Reserve for uncollectible accounts                   (1,001)           (788)
  Accrued utility revenues                                8,217          10,319
  Materials and supplies, at average cost                 3,135           2,876
  Gas held by suppliers, at average cost                  1,726          15,140
  Natural gas transition costs collectible                3,514           4,612
  Deferred cost of gas and supplier refunds, net          3,529               -
  Prepaid expenses and other                              4,753           3,486
                                                        202,985          58,155

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           29,893          30,015
    Natural gas transition costs collectible                  -             497
    Other                                                 3,027           2,516
  Unamortized debt expense                                2,478           2,630
                                                         35,398          35,658



NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -         204,250




TOTAL ASSETS                                      $     465,436   $     524,218


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1996            1995*
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (Note 3):
  Common shareholders' investment                 $     167,293   $     162,739
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             18,944          33,615
    Subject to mandatory redemption                       1,680           1,680
  Long-term debt                                        106,638         106,706
                                                        294,555         304,740

CURRENT LIABILITIES:
  Current portion of long-term debt                         225         116,001
  Preferred stock subject to mandatory
    redemption or repurchase                             14,751              80
  Notes payable                                             115          10,180
  Accounts payable                                       16,919          18,531
  Deferred cost of gas and supplier refunds, net              -             434
  Accrued general business and realty taxes               2,297           1,493
  Accrued income taxes                                   64,219             526
  Accrued interest                                        1,205           2,307
  Accrued natural gas transition costs                    2,247           2,278
  Other                                                   5,790           3,534
                                                        107,768         155,364

DEFERRED CREDITS:
  Deferred income taxes                                  45,914          48,835
  Accrued natural gas transition costs                      588           1,144
  Unamortized investment tax credits                      4,895           4,938
  Operating reserves                                      3,359           3,709
  Other                                                   8,357           5,488
                                                         63,113          64,114




COMMITMENTS AND CONTINGENCIES (Note 5)







TOTAL CAPITALIZATION AND LIABILITIES              $     465,436   $     524,218


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                                                          1996         1995
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends              $   7,337    $   5,669
  Effects of noncash charges to income -
    Depreciation                                            2,031        1,799
    Deferred income taxes, net                                 96        1,109
    Provisions for self insurance                             241          163
    Other, net                                                625        1,012
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues               (5,829)      (3,364)
    Gas held by suppliers                                  13,414       10,719
    Accounts payable                                         (970)      (5,648)
    Deferred cost of gas and supplier refunds, net         (2,955)      15,397
    Other current assets and liabilities, net               5,449         (892)
  Other operating items, net                               (2,912)         168
      Net cash provided by continuing operations           16,527       26,132
  Net cash provided by discontinued operations              2,133        3,764
      Net cash provided by operating activities            18,660       29,896

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (2,973)      (3,770)
  Net proceeds from sale of discontinued operations       261,752            -
  Other net                                                    68          158
      Net cash provided (used) by investing activities    258,847       (3,612)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    768          496
  Common stock subscribed                                       -        1,851
  Dividends on common stock                                (3,186)      (3,109)
  Repayment of long-term debt                             (50,050)           -
  Net decrease in bank borrowings                         (76,508)     (24,925)
  Other, net                                                  (73)          (4)
      Net cash used for financing activities             (129,049)     (25,691)

NET INCREASE IN CASH AND CASH EQUIVALENTS                 148,458          593
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              629          330
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 149,087    $     923

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   1,510    $   6,204
    Income taxes                                        $     470    $     453








The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

    Nature of the Business. Pennsylvania Enterprises, Inc. ("the Company") is a holding company whose principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility formerly known as Pennsylvania Gas and Water Company, distributes natural gas to a ten-county area in northeastern Pennsylvania, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The Company, through its other subsidiaries, Pennsylvania Energy Resources, Inc. ("PERI"), Pennsylvania Energy Marketing Company ("PEM") and Theta Land Corporation, is also engaged in various non-regulated activities, including energy-related services and the construction, maintenance and rehabilitation of natural gas distribution pipelines, which prior to 1996 were not significant to the operations of the Company as a whole.

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PGE, PERI, PEM and Theta. The consolidated financial statements also include the accounts of Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of PERI, beginning December 4, 1995, the date Keystone was acquired by PERI. All material intercompany accounts have been eliminated in consolidation.

    PGE is a regulated public utility subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. The financial statements of PGE that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

    Interim Financial Statements. The interim consolidated financial statements included herein have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on PGE, the Company's operating utility. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

(2)  DISCONTINUED OPERATIONS

    Pursuant  to  an  Asset  Purchase   Agreement  dated  April  26,  1995  (the
"Agreement") among the Company, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996.

    Under the terms of the Agreement, Pennsylvania-American paid PGE approximately $413.5 million consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt. This price was subsequently reduced to $409.5 million as a result of certain post-closing adjustments and is subject to further post-closing adjustments, which currently are not expected to exceed $100-200,000. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.0 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.7 million.

    The net cash proceeds from the sale of approximately $203.1 million, net of the estimated $58.7 million payable for income taxes, are being used by the Company and PGE to retire debt, to repurchase stock (see Note 3 of these Notes to Consolidated Financial Statements), and for working capital for their continuing operations. With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

    The accompanying consolidated financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges relating to indebtedness of PGE were allocated to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PGE's gross gas and water utility plant. This is the same method as was utilized by PGE and the PPUC in establishing the revenue requirements of both PGE's gas and water utility operations. None of the dividends on PGE's preferred stock nor any of the Company's interest expense were allocated to the discontinued operations.

    Selected financial information for the discontinued operations is set forth below:

                    Net Assets of Discontinued Operations

                           As of December 31, 1995
                           (Thousands of Dollars)
[CAPTION]
[S]                                                            [C]
Net utility plant                                              $    368,742
Current assets (primarily accounts
  receivable and accrued revenues)                                   12,756
Deferred charges and other assets                                    25,752
Total assets acquired by
  Pennsylvania-American                                             407,250
Liabilities assumed by
  Pennsylvania-American -
    Long-term debt                                                  141,097
    Other                                                             5,983
                                                                    147,080
Net assets acquired by
  Pennsylvania-American                                             260,170
Estimated liability for income taxes on
  sale of discontinued operations                                   (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                          790

Total net assets of discontinued operations                    $    204,250


                Loss With Respect to Discontinued Operations
[CAPTION]
                                                  Three Months Ended March 31,
                                                     1996              1995
                                                     (Thousands of Dollars)
[S]                                               [C]               [C]
Income from discontinued operations,
  net of related income taxes of $1,403,000*      $        -        $    2,127
Estimated loss on disposal of discontinued
  operations, net of income during the
  phase-out period                                      (365)           (5,831)

Loss with respect to discontinued operations      $     (365)       $   (3,704)

* Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3) REPURCHASES OF STOCK

    During April, 1996, the Company repurchased 890,602 shares of its common stock for an aggregate consideration of $34.7 million, and PGE repurchased 128,359 shares of its 9% Cumulative Preferred Stock for an aggregate consideration of $13.9 million and 18,354 shares of its 4.10% Cumulative Preferred Stock for an aggregate consideration of $918,000, in each case pursuant to a self tender offer dated March 11, 1996.

(4) ACCOUNTING CHANGES

    Long Lived Assets. In March 1995, FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The provisions of FASB Statement 121, which the Company and PGE adopted effective January 1, 1996, did not have a material impact on the financial position or results of operations of either the Company or PGE since the carrying amount of all assets, including regulatory assets, are considered recoverable.

(5)  COMMITMENTS AND CONTINGENCIES

Valve Maintenance

    On November 16, 1993, the PPUC staff issued an Emergency Order, subsequently ratified by the PPUC (the "Emergency Order"), requiring PGE to survey its gas distribution system to verify the location and spacing of its gas shut off valves, to add or repair valves where needed and to establish programs for the periodic inspection and maintenance of all such valves and the verification of all gas service line information. On March 31, 1995, the PPUC adopted an Order approving a plan submitted by PGE for complying with the Emergency Order. The Company does not believe that PGE's compliance with the terms of such Order will have a material adverse effect on its financial position or results of operations.

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

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995 (the "Agreement") among the Company, PG Energy Inc. ("PGE"), American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996.

    Under the terms of the Agreement, Pennsylvania-American paid PGE approximately $413.5 million consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt. This price was subsequently reduced to $409.5 million as a result of certain post-closing adjustments and is subject to further post-closing adjustments, which currently are not expected to exceed $100-200,000. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.0 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996.)

    The net cash proceeds from the sale of approximately $203.1 million, net of an estimated $58.7 million payable for income taxes, are being used by the Company and PGE to retire debt, to repurchase stock (see Note 3 of the accompanying Notes to Consolidated Financial Statements) and for working capital for their continuing operations. With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

    In accordance with generally accepted accounting principles, the Company's consolidated financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995, and the following sections of Management's Discussion and Analysis generally relate only to the Company's continuing operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of total operating revenues for each of the three-month periods ended March 31, 1996, and March 31, 1995:
[CAPTION]
                                                             Percentage of
                                                          Operating Revenues
                                                          Three Months Ended
                                                               March 31,
                                                            1996       1995
[S]                                                         [C]        [C]
OPERATING REVENUES:
  Gas sales and service......................                97.4%      99.9%
  Construction activities....................                 2.6          -
  Other......................................                   -        0.1
    Total operating revenues.................               100.0      100.0

OPERATING EXPENSES:
  Cost of gas................................                56.6       61.9
  Other operation expenses...................                12.1        8.4
  Maintenance................................                 1.6        1.4
  Depreciation...............................                 2.7        2.5
  Income taxes...............................                 8.0        6.3
  Taxes other than income taxes..............                 5.2        5.5
    Total other operating expenses...........                86.2       86.0

OPERATING INCOME.............................                13.8       14.0

OTHER INCOME, NET............................                 1.1        0.4

INTEREST CHARGES (1).........................                 4.1        5.4

INCOME FROM CONTINUING OPERATIONS............                10.8        9.0

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.                (0.5)      (5.2)

INCOME BEFORE SUBSIDIARY'S PREFERRED STOCK
  DIVIDENDS..................................                10.3        3.8

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....                 0.9        1.0

NET INCOME...................................                 9.4%       2.8%

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

                  Three Months Ended March 31, 1996, Compared
                    With Three Months Ended March 31, 1995

    Operating Revenues. Operating revenues increased $3.2 million (4.5%) from $70.9 million for the three-month period ended March 31, 1995, to $74.1 million for the three-month period ended March 31, 1996. Of this increase, $1.3 million was attributable to higher revenues from gas sales and service as a result of a
1.6 billion cubic feet (16.1%) increase in consumption by PGE's residential and commercial heating customers. Heating degree days during the first quarter of 1996 were 509 (18.1%) higher compared to the first quarter in 1995 and 4.1% above normal. The effects of the increased sales to heating customers were partially offset by a reduction in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters." Also contributing to the increased operating revenues were the construction activities of Keystone Pipeline Services, Inc. ("Keystone"), which was acquired in December, 1995. The revenues from these activities totaled $1.9 million in the first quarter of 1996.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $2.9 million (4.7%) from $61.0 million for the three-month period ended March 31, 1995, to $63.9 million for the three-month period ended March 31, 1996. As a percentage of operating revenues, total operating expenses increased only slightly, from 86.0% during the first quarter of 1995 to 86.2% during the first quarter of 1996.

    The cost of gas decreased $1.9 million (4.4%) from $43.8 million for the three-month period ended March 31, 1995, to $41.9 million for the three-month period ended March 31, 1996, primarily because of the aforementioned reduction in PGE's gas cost rate (see "-Rate Matters"), the effects of which were partially offset by the increased sales to PGE's residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $3.4 million (26.9%) from $12.6 million for the three-month period ended March 31, 1995, to $16.0 million for the three-month period ended March 31, 1996. This increase was largely attributable to a $3.0 million (50.4%) increase in other operation expenses, primarily as a result of $2.0 million of expenses relative to Keystone's construction activities and a $733,000 (12.6%) increase in expenses relative to PGE's operations, principally payroll and payroll-related costs. Also contributing to the increase in operating expenses were a $246,000 (25.4%) increase in PGE's maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and increased depreciation expense of $224,000 (12.5%), primarily as a result of $117,000 of depreciation relative to Keystone and $107,000 relative to additions to PGE's utility plant.

    Income taxes for the three-month period ended March 31, 1996, increased by $1.4 million (31.3%) from $4.5 million in 1995 to $5.9 million in 1996 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, total operating income increased by $313,000 (3.2%) from $9.9 million for the three-month period ended March 31, 1995, to $10.2 million for the three-month period ended March 31, 1996, but decreased slightly as a percentage of total operating revenues for such periods from 14.0% in 1995 to 13.8% in 1996.

    Other Income, Net. Other income, net increased $542,000 from $249,000 for the three-month period ended March 31, 1995, to $791,000 for the three-month period ended March 31, 1996, primarily as a result of investment income totaling $628,000 relative to the temporary investment of a portion of the proceeds from the sale of PGE's regulated water utility operations.

    Interest Charges. Interest charges decreased by $759,000 (20.0%) from $3.8 million for the three-month period ended March 31, 1995, to $3.0 million for the three-month period ended March 31, 1996. This decrease was largely attributable to the repayment of PGE's $50.0 million term loan and all of its outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income From Continuing Operations. Income from continuing operations increased $1.6 million (25.4%) from $6.4 million for the quarter ended March 31, 1995, to $8.0 million for the quarter ended March 31, 1996. This increase was largely the result of the matters discussed above, principally the increase in operating revenues and other income, net and the decrease in interest charges, the effects of which were partially offset by the increased operating expenses.

    Net Income. The increase in net income of $5.0 million from $2.0 million for the three-month period ended March 31, 1995, to $7.0 million for the three-month period ended March 31, 1996, as well as the increase in earnings per share of common stock of $.85 from $.35 per share for the quarter ended March 31, 1995, to $1.20 per share for the quarter ended March 31, 1996, were largely the result of increased income from continuing operations and the reduced loss with respect to discontinued operations.

RATE MATTERS

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code (the "Code") relating to the annual purchased gas cost rate of larger gas distribution companies, such as PGE, the PPUC, by Order adopted May 11, 1995, authorized PGE to decrease the gas costs contained in its gas tariffs from $3.68 per thousand cubic feet to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. In accordance with the same provisions of the Code, the PPUC, by Order adopted November 9, 1995, authorized PGE to increase its gas cost rate to $2.75 per thousand cubic feet effective December 1, 1995. This change in gas rates on account of purchased gas costs is designed to produce a $9.6 million increase in annual revenue. The changes in gas rates on account of purchased gas costs have no effect on the Company's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Quarterly Gas Cost Adjustment. Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate. As of May 10, 1996, no such quarterly gas cost adjustments had been made to PGE's tariffs.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs ("Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other larger local gas distribution companies. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs ("Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by local distribution companies through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 are being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the recovery of the remaining $213,000 will be sought by PGE in its PGC rate that will be effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $9.4 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.6 million had been billed to PGE and $5.9 million had been recovered from its customers as of March 31, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for approximately $413.5 million, consisting of $266.4 million in cash and the assumption of $147.1 million of PGE's liabilities, including $141.1 million of its long-term debt. This price was subsequently reduced to $409.5 million as a result of certain post-closing adjustments and is subject to further post-closing adjustments, which currently are not expected to exceed $100-200,000.

    The Company and PGE are using the $203.1 million of cash proceeds from the sale, after the payment of an estimated $58.7 million of federal and state income taxes, to retire debt, to repurchase stock and for working capital purposes. In this regard, PGE repaid its $50.0 million term loan due 1996 and all of its outstanding bank borrowings on February 16, 1996, and the Company and PGE temporarily invested the balance of the proceeds. Additionally, in April, 1996, the Company repurchased 890,627 shares of its common stock at a price of $39 per share (for an aggregate consideration of $34.7 million), and PGE repurchased 128,359 shares of its 9% cumulative preferred stock at a price of $108 per share (for an aggregate consideration of $13.9 million) and 18,354 shares of its 4.10% cumulative preferred stock at a price of $50 per share (for an aggregate consideration of $918,000). As of May 10, 1996, the Company and PGE had temporary cash investments totaling approximately $95.0 million, which are expected to be utilized during the balance of the year for additional repurchases of stock and working capital purposes.

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations that have been temporarily invested, PGE terminated its $60.0 million bank credit agreement and one additional bank line of credit under which $3.0 million was available for borrowing by PGE. PGE has retained and currently has three bank lines of credit with an aggregate borrowing capacity of $14.5 million (See "-Liquidity"), which is deemed adequate for its immediate needs through June 30, 1996, when the last $5.0 million of these lines will expire. PGE plans to arrange new and replacement bank lines of credit as the proceeds from the sale of its water utility operations are fully utilized and as it requires bank borrowings for working capital and other purposes.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $14.5 million of unsecured revolving bank credit and plans to arrange other bank lines of credit as its needs require (See "-Sale of Water Utility Operations"). Specifically, PGE currently has three bank lines of credit with an aggregate borrowing capacity of $14.5 million which provide for borrowings at interest rates generally less than prime. Two of these bank lines providing for an aggregate borrowing capacity of $9.5 million expire on May 31, 1996, and the third line, which provides for borrowings up to $5.0 million, expires June 30, 1996. However, PGE currently has no borrowings outstanding under these bank lines of credit, and it intends to arrange new and replacement bank lines of credit when it again has a need for bank borrowings. Additionally, PGE intends to borrow funds from the Company during 1996 for its construction expenditures and other working capital requirements to the extent that the Company has excess funds pending the use of those funds by the Company. Any such interim borrowings by PGE from the Company will be repaid with proceeds from bank borrowings by PGE.

    The Company believes that PGE will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements.

Long-Term Debt and Capital Stock Financings

    Both the Company and PGE periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PGE during the three-month period ended March 31, 1996.

    The Company also obtains external funds from the sale of its common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. During the three-month period ended March 31, 1996, the Company realized $340,000, $234,000 and $194,000 from the issuance of common stock under the DRP, 1992 Stock Option Plan and Employees' Savings Plan, respectively.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant totaled $2.8 million during the first three months of 1996 and are currently estimated to be $26.8 million during the remainder of the year. Such expenditures are being financed with proceeds from the sale of PGE's regulated water operations, internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1996, $80,000 of PGE's preferred stock and $225,000 of PERI's long-term debt was required to be repaid within twelve months. An additional $14.7 million of PGE's preferred stock, which was repurchased in April, 1996, pursuant to self tender offers, was also reflected as a current liability as of March 31, 1996.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

      4-1 First Supplemental Indenture, dated as of February 15, 1996, between the Company and Chemical Bank, as Trustee, with respect to the Company's 10.125% Senior Notes due June 15, 1999 -- filed herewith.

     11-1  Statement Re Computation of Per Share Earnings -- filed herewith.

     27-1  Financial Data Schedule -- filed herewith.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated February 28, 1996, pursuant to
     Item 5. Other Events, regarding the sale by the Company on February 16, 1996, of its regulated water utility operations and certain related assets.

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











                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:  May 14, 1996                  By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  May 14, 1996                  By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)