Form 10-Q
period 1996-06-30
PENNSYLVANIA ENTERPRISES INC
filed 1996-08-09
CIK 77231

PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three and six
              months ended June 30, 1996 and 1995 . . . . . . . . . . .    2

            Consolidated Balance Sheets as of June 30, 1996,
              and December 31, 1995 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1996 and 1995 . . . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   19

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   19

                               PART I.  FINANCIAL INFORMATION

                       PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                              Consolidated Statements of Income

                                                  Three Months Ended       Six Months Ended
                                                       June 30,                June 30,
                                                   1996       1995*       1996        1995*
                                                            (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales and services                         $  27,597  $  27,305   $  99,748   $  98,105
  Pipeline construction and services                 2,641         55       4,539          65
  Other                                                 19         37          57         109
    Total operating revenues                        30,257     27,397     104,344      98,279

OPERATING EXPENSES:
  Cost of gas                                       13,786     14,049      55,707      57,889
  Other operation expenses                           9,343      6,078      18,333      12,057
  Maintenance                                        1,492      1,312       2,706       2,280
  Depreciation                                       2,088      1,786       4,106       3,580
  Income taxes                                        (376)      (990)      5,529       3,507
  Taxes other than income taxes                      2,929      2,684       6,745       6,578
    Total operating expenses                        29,262     24,919      93,126      85,891

OPERATING INCOME                                       995      2,478      11,218      12,388

OTHER INCOME (DEDUCTIONS), NET                       1,445        (49)      2,236         200

INCOME BEFORE INTEREST CHARGES                       2,440      2,429      13,454      12,588

INTEREST CHARGES:
  Interest on long-term debt                         2,323      3,362       5,191       6,848
  Other interest                                       239        521         457         843
  Allowance for borrowed funds used
    during construction                                (50)       (13)        (96)        (22)
      Total interest charges                         2,512      3,870       5,552       7,669

INCOME (LOSS) FROM CONTINUING OPERATIONS               (72)    (1,441)      7,902       4,919

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS
  (Note 2)                                             (21)         -        (386)     (3,704)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                      (93)    (1,441)      7,516       1,215

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                 383        692       1,020       1,383

NET INCOME (LOSS)                                $    (476) $  (2,133)  $   6,496   $    (168)

COMMON STOCK
  Earnings (loss) per share of common stock:
    Continuing operations                        $    (.09) $    (.37)  $    1.27   $     .62
    Discontinued operations                              -          -        (.07)       (.65)
    Net income (loss) before premium on
      repurchase/redemption of subsidiary's
      preferred stock                                 (.09)      (.37)       1.20        (.03)
    Premium on repurchase/redemption of
      subsidiary's preferred stock                    (.26)         -        (.24)          -
    Earnings (loss) per share of common stock    $    (.35) $    (.37)  $     .96   $    (.03)

  Weighted average shares outstanding            5,044,134  5,737,156   5,412,580   5,695,312
  Cash dividends per share                       $     .55  $     .55   $    1.10   $    1.10


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                                              -2-

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,     December 31,
                                                       1996           1995*
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     302,356   $     295,895
  Accumulated depreciation                              (79,011)        (76,882)
                                                        223,345         219,013

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      12,033          11,553
  Accumulated depreciation                               (5,507)         (5,394)
  Other                                                     996             983
                                                          7,522           7,142

CURRENT ASSETS:
  Cash and cash equivalents                              73,475             629
  Accounts receivable -
    Customers                                            14,677          21,066
    Others                                                  575             815
    Reserve for uncollectible accounts                   (1,114)           (788)
  Unbilled revenues                                       2,359          10,319
  Materials and supplies, at average cost                 3,177           2,876
  Gas held by suppliers, at average cost                 12,110          15,140
  Natural gas transition costs collectible                2,295           4,612
  Deferred cost of gas and supplier refunds, net         10,615               -
  Prepaid expenses and other                              3,148           3,486
                                                        121,317          58,155

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           29,778          30,015
    Other                                                 3,612           3,013
  Unamortized debt expense                                2,309           2,630
                                                         35,699          35,658



NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -         204,250






TOTAL ASSETS                                      $     387,883   $     524,218


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                       1996           1995*
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION (Note 3):
  Common shareholders' investment                 $     124,200   $     162,739
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             19,222          33,615
    Subject to mandatory redemption                         729           1,680
  Long-term debt                                        104,158         106,706
                                                        248,309         304,740

CURRENT LIABILITIES:
  Current portion of long-term debt                      11,000         116,001
  Preferred stock subject to repurchase
    or mandatory redemption                                 456              80
  Notes payable                                           5,000          10,180
  Accounts payable                                       15,119          18,531
  Deferred cost of gas and supplier refunds, net              -             434
  Accrued general business and realty taxes                 602           1,493
  Accrued income taxes                                   41,648             526
  Accrued interest                                          903           2,307
  Accrued natural gas transition costs                    1,770           2,278
  Other                                                   4,117           3,534
                                                         80,615         155,364

DEFERRED CREDITS:
  Deferred income taxes                                  45,966          48,835
  Accrued natural gas transition costs                      207           1,144
  Unamortized investment tax credits                      4,853           4,938
  Operating reserves                                      3,283           3,709
  Other                                                   4,650           5,488
                                                         58,959          64,114




COMMITMENTS AND CONTINGENCIES (Note 5)







TOTAL CAPITALIZATION AND LIABILITIES              $     387,883   $     524,218


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                          1996         1995
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends              $   6,882    $   3,536
  Effects of noncash charges to income -
    Depreciation                                            4,145        3,596
    Deferred income taxes, net                                173         (121)
    Provisions for self insurance                             591          526
    Other, net                                                993        1,410
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and unbilled revenues                      14,915       16,919
    Gas held by suppliers                                   3,030        7,187
    Accounts payable                                       (2,770)      (4,176)
    Deferred cost of gas and supplier refunds, net         (9,680)      14,019
    Other current assets and liabilities, net               3,148       (8,838)
  Other operating items, net                               (4,024)         520
      Net cash provided by continuing operations           17,403       34,578
  Net cash provided (used) by discontinued operations     (24,175)       3,764
      Net cash provided (used) by operating activities     (6,772)      38,342

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (8,823)      (8,304)
  Net proceeds from sale of discontinued operations       261,752            -
  Other, net                                                   69         (246)
      Net cash provided (used) by investing activities    252,998       (8,550)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    148        2,876
  Repurchase of common stock                              (37,999)           -
  Dividends on common stock                                (5,890)      (6,265)
  Repurchase/redemption of preferred stock of PGE         (14,968)         (80)
  Issuance of long-term debt                                    -           13
  Repayment of long-term debt                             (53,262)        (210)
  Net decrease in bank borrowings                         (60,123)     (26,070)
  Other, net                                               (1,286)         (18)
      Net cash used for financing activities             (173,380)     (29,754)

NET INCREASE IN CASH AND CASH EQUIVALENTS                  72,846           38
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              629          330
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  73,475    $     368

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   6,414    $  13,461
    Income taxes                                        $  22,533    $   8,175





The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  GENERAL

    Nature of the Business. Pennsylvania Enterprises, Inc. ("the Company") is a holding company whose principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility formerly known as Pennsylvania Gas and Water Company, distributes natural gas to a ten-county area in northeastern Pennsylvania, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. The Company, through its other subsidiaries, Pennsylvania Energy Resources, Inc. ("PERI"), Theta Land Corporation and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of PERI, is also engaged in various non-regulated activities, including energy-related services and pipeline construction and service activities, which prior to 1996 were not significant to the operations of the Company as a whole. Pennsylvania Energy Marketing Company, which was also a subsidiary of the Company, was merged into PERI on May 31, 1996.

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PGE, PERI and Theta. The consolidated financial statements also include the accounts of Keystone beginning December 4, 1995, the date Keystone was acquired by PERI. All material intercompany accounts have been eliminated in consolidation.

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

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on PGE. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995 (the "Agreement"), among the Company, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.6 million, of which $22.3 million had been paid as of June 30, 1996.

    The cash proceeds from the sale of approximately $203.5 million, net of the estimated $58.6 million of income taxes, are being used by the Company and PGE to retire debt, to repurchase stock (see Note 3 of these Notes to Consolidated Financial Statements), for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

    Selected financial information for the discontinued operations is set forth below:

                    Net Assets of Discontinued Operations
[CAPTION]
                           As of December 31, 1995
                           (Thousands of Dollars)
[S]                                                            [C]
Net utility plant                                              $    368,742
Current assets (primarily accounts
  receivable and accrued revenues)                                   12,756
Deferred charges and other assets                                    25,752
Total assets acquired by
  Pennsylvania-American                                             407,250
Liabilities assumed by
  Pennsylvania-American -
    Long-term debt                                                  141,097
    Other                                                             5,983
                                                                    147,080
Net assets acquired by
  Pennsylvania-American                                             260,170
Estimated liability for income taxes on
  sale of discontinued operations                                   (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                          790

Total net assets of discontinued operations                    $    204,250


                Loss With Respect to Discontinued Operations

                                         Three Months Ended     Six Months Ended
                                              June 30,              June 30,
                                          1996       1995       1996       1995
                                                  (Thousands of Dollars)
Income from discontinued operations,
    net of related income taxes of
    $1,403,000*                          $     -    $     -    $     -    $ 2,127
Estimated loss on disposal of
    discontinued operations, net of
    income during the phase-out period       (21)         -       (386)    (5,831)

Loss with respect to discontinued
    operations                           $    21    $     -    $   386    $ 3,704

* Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3) REPURCHASES OF STOCK

    During the quarter ended June 30, 1996, the Company repurchased 970,894 shares of its common stock for an aggregate consideration of $38.0 million, and PGE repurchased 128,984 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.0 million and 18,524 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $927,000, largely pursuant to self tender offers. On June 17, 1996, PGE also repurchased 8,608 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $758,000.

(4) ACCOUNTING CHANGES

    Long-Lived Assets. In March 1995, FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets", was issued. The provisions of this statement, which are effective for fiscal years beginning after September 15, 1995, require that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The provisions of FASB Statement 121, which the Company and PGE adopted effective January 1, 1996, did not have a material impact on the financial position or results of operations of either the Company or PGE since the carrying amount of all assets, including regulatory assets, are considered recoverable.

    Accounting for Stock-Based Compensation. In October, 1995, FASB Statement 123, "Accounting for Stock-Based Compensation," was issued. The Company adopted this statement in the first quarter of 1996, but will continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," supplemented by the required footnote disclosures of FASB Statement 123. Adoption of FASB Statement 123 had no effect upon the Company's financial position or results of operations.

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

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995 (the "Agreement"), among the Company, PG Energy Inc. ("PGE"), American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996.)

    The cash proceeds from the sale of approximately $203.5 million, net of an estimated $58.6 million of income taxes, are being used by the Company and PGE to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of total operating revenues for each of the three and six-month periods ended June 30, 1996, and June 30, 1995:

                                                  Percentage of Operating Revenues
                                               Three Months Ended   Six Months Ended
                                                     June 30,           June 30,
                                                1996       1995     1996       1995
OPERATING REVENUES:
  Gas sales and services.....................    91.2%      99.7%    95.6%      99.8%
  Pipeline construction and services.........     8.7        0.2      4.3        0.1
  Other......................................     0.1        0.1      0.1        0.1
    Total operating revenues.................   100.0      100.0    100.0      100.0

OPERATING EXPENSES:
  Cost of gas................................    45.6       51.3     53.4       58.9
  Other operation expenses...................    30.9       22.2     17.6       12.3
  Maintenance................................     4.9        4.8      2.6        2.3
  Depreciation...............................     6.9        6.5      3.9        3.6
  Income taxes...............................    (1.3)      (3.6)     5.3        3.6
  Taxes other than income taxes..............     9.7        9.8      6.4        6.7
    Total other operating expenses...........    96.7       91.0     89.2       87.4

OPERATING INCOME.............................     3.3        9.0     10.8       12.6

OTHER INCOME (DEDUCTIONS), NET...............     4.8       (0.2)     2.1        0.2

INTEREST CHARGES (1).........................     8.3       14.1      5.3        7.8

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (0.2)      (5.3)     7.6        5.0

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.    (0.1)         -     (0.4)      (3.8)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS............................    (0.3)      (5.3)     7.2        1.2

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....     1.3        2.5      1.0        1.4

NET INCOME (LOSS)............................    (1.6)      (7.8)     6.2       (0.2)

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

                  Three Months Ended June 30, 1996, Compared
                    With Three Months Ended June 30, 1995

    Operating Revenues. Operating revenues increased $2.9 million (10.4%) from $27.4 million for the three-month period ended June 30, 1995, to $30.3 million for the three-month period ended June 30, 1996, primarily as a result of $2.6 million of revenues in the second quarter of 1996 from the pipeline construction and service activities of Keystone Pipeline Services, Inc. ("Keystone"), which was acquired in December, 1995. Also contributing to the higher revenues was a $300,000 increase in gas sales and services as a result of a 175 million cubic feet (5.6%) increase in consumption by PGE's residential and commercial heating customers. Heating degree days during the second quarter of 1996 were 114 (15.0%) higher than in the second quarter in 1995 and 14.0% above normal. The effects of the increased sales to heating customers were partially offset by a reduction in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $4.3 million (17.4%) from $24.9 million for the three-month period ended June 30, 1995, to $29.3 million for the three-month period ended June 30, 1996. As a percentage of operating revenues, total operating expenses increased from 91.0% during the second quarter of 1995 to 96.7% during the second quarter of 1996.

    The cost of gas decreased $263,000 (1.9%) from $14.0 million for the three-month period ended June 30, 1995, to $13.8 million for the three-month period ended June 30, 1996, primarily because of the aforementioned reduction in PGE's gas cost rate (see "-Rate Matters"), the effects of which were largely offset by the increased sales to PGE's residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $4.0 million (33.7%) from $11.9 million for the three-month period ended June 30, 1995, to $15.9 million for the three-month period ended June 30, 1996. This increase was largely attributable to a $3.3 million (53.7%) increase in other operation expenses, primarily as a result of $2.5 million of expenses relative to Keystone's pipeline construction and service activities, and a $769,000 (14.1%) increase in expenses with respect to PGE's operations, which was principally attributable to payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which had formerly been allocated to PGE's discontinued operations, now being absorbed by its continuing operations. Also contributing to the higher operating expenses were a $180,000 (13.7%) increase in PGE's maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, and increased depreciation expense of $302,000 (16.9%), primarily as a result of $117,000 of depreciation relative to Keystone and $186,000 attributable to additions to PGE's utility plant.

    Income taxes for the three-month period ended June 30, 1996, increased by $614,000 (62.0%) from a credit of $990,000 in 1995 to a credit of $376,000 in
1996 due to a lower level of loss before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, total operating income decreased by $1.5 million (59.8%) from $2.5 million for the three-month period ended June 30, 1995, to $995,000 for the three-month period ended June 30, 1996, and decreased as a percentage of total operating revenues for such periods from 9.0% in 1995 to 3.3% in 1996.

    Other Income (Deductions), Net. Other income, net increased $1.5 million from a deduction of $50,000 for the three-month period ended June 30, 1995, to income of $1.4 million for the three-month period ended June 30, 1996, largely as a result of investment income totaling $1.1 million relative to the temporary investment of a portion of the proceeds from the sale of PGE's regulated water utility operations.

    Interest Charges. Interest charges decreased by $1.4 million (35.1%) from $3.9 million for the three-month period ended June 30, 1995, to $2.5 million for the three-month period ended June 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. The loss from continuing operations decreased $1.4 million from $1.4 million for the quarter ended June 30, 1995, to $72,000 for the quarter ended June 30, 1996. This decrease was largely the result of the matters discussed above, principally the increase in other income (deductions), net and the decrease in interest charges, the effects of which were partially offset by the increased operating expenses.

    Subsidiary Preferred Stock Dividends. Dividends on preferred stock decreased $309,000 (44.7%) from $692,000 for the three-month period ended June 30, 1995, to $383,000 for the three-month period ended June 30, 1996, largely as a result of the repurchase by PGE of 128,984 shares of its 9% cumulative preferred stock, 8,608 shares of its 5.75% cumulative preferred stock and 18,524 shares of its 4.10% cumulative preferred stock during the second quarter of 1996.

    Net Income (Loss).   The  decrease  in  net  loss  of $1.7 million from $2.1
million for the three-month  period  ended  June  30,  1995, to $476,000 for the three-month period ended June 30, 1996, as well as the decrease of $.28 in the loss per share of common stock before premium on repurchase/redemption of subsidiary's preferred stock, from $.37 per share for the quarter ended June 30, 1995, to $.09 per share for the quarter ended June 30, 1996, were largely the result of the factors discussed above. The effect of the decrease in net loss on earnings per share was largely offset by a $.26 per share charge for the premium on the repurchase of subsidiary's preferred stock which acted to increase the loss per share of common stock for the quarter ended June 30, 1996, to $.35 per share. While premiums on the repurchase of preferred stock are charged to retained earnings and are not a determinant of net income, the premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

                   Six Months Ended June 30, 1996, Compared
                     With Six Months Ended June 30, 1995

    Operating Revenues. Operating revenues increased $6.1 million (6.2%) from $98.3 million for the six-month period ended June 30, 1995, to $104.3 million for the six-month period ended June 30, 1996, primarily as a result of $4.5 million of operating revenues relative to the pipeline construction and service activities of Keystone, which was acquired in December, 1995. Also contributing to the increase in operating revenues was a higher level of revenues attributable to PGE's gas sales and services, primarily as a result of a 1.8 billion cubic feet (13.6%) increase in sales to residential and commercial heating customers. There was a 623 (17.5%) increase in heating degree days from 3,570 (90.3% of normal) during the first six months of 1995 compared to 4,193 (106.0% of normal) during the first six months of 1996. The effects of the increased sales to heating customers were largely offset by reductions in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $7.2 million (8.4%) from $85.9 million for the six-month period ended June 30, 1995, to $93.1 million for the six-month period ended June 30, 1996. As a percentage of operating revenues, total operating expenses increased, from 87.4% during the six-month period ended June 30, 1995 to 89.2% during the six-month period ended June 30, 1996.

    The cost of gas decreased $2.2 million (3.8%) from $57.9 million for the six-month period ended June 30, 1995, to $55.7 million for the six-month period ended June 30, 1996, primarily because of the aforementioned reductions in PGE's gas cost rate (see "-Rate Matters"), the effects of which were partially offset by the increased sales to residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $7.4 million (30.2%) from $24.5 million for the six month period ended June 30, 1995, to $31.9 million for the six month period ended June 30, 1996. This increase was largely attributable to a $6.3 million (52.1%) increase in other operation expenses, primarily as a result of $4.5 million of expenses relative to Keystone's pipeline construction and service activities, and a $1.5 million (13.3%) increase in expenses with respect to PGE's operations, which was primarily the result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which had formerly been allocated to PGE's discontinued operations, now being absorbed by its continuing operations. Also contributing to the higher operating expenses was a $526,000 (14.7%) increase in depreciation expense as a result of $234,000 of depreciation relative to Keystone and $293,000 of depreciation attributable to additions to PGE's utility plant, as well as a $426,000 (18.7%) increase in maintenance expenses caused by charges relating to the maintenance of gas valves by PGE.

    Income taxes increased $2.0 million (57.7%) from $3.5 million in the first six months of 1995 to $5.5 million in the first six months of 1996 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, total operating income decreased by $1.2 million (9.4%) from $12.4 million for the six-month period ended June 30, 1995, to $11.2 million for the six-month period ended June 30, 1996, and decreased as a percentage of total operating revenues for such periods from 12.6% in 1995 to 10.8% in 1996, primarily because of the higher level of operating expenses.

    Other Income (Deductions), Net. Other income (deductions), net increased $2.0 million from $199,000 for the six-month period ended June 30, 1995, to $2.2 million for the six-month period ended June 30, 1996, largely as a result of investment income totaling $1.8 million relative to the temporary investment of a portion of the proceeds from the sale of PGE's regulated water utility operations.

    Interest Charges. Interest charges decreased by $2.1 million (27.6%) from $7.7 million for the six-month period ended June 30, 1995, to $5.6 million for the six-month period ended June 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $3.0 million (60.7%) from $4.9 million for the six months ended June 30, 1995, to $7.9 million for the six months ended June 30, 1996. This increase was largely the result of the matters discussed above, principally the increase in other income (deductions), net and the decrease in interest charges.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $363,000 (26.2%) from $1.4 million for the six-month period ended June 30, 1995, to $1.0 million for the six-month period ended June 30, 1996, largely as a result of the repurchase by PGE of 128,984 shares of its 9% cumulative preferred stock, 8,608 shares of its 5.75% cumulative preferred stock and 18,524 shares of its 4.10% cumulative preferred stock, $100 par value, during the second quarter of 1996.

    Net Income (Loss). The increase in net income of $6.7 million from a loss of $169,000 for the six-month period ended June 30, 1995, to income of $6.5 million for the six-month period ended June 30, 1996, as well as the increase in earnings per share of common stock of $.99 from a loss of $.03 per share for the six months ended June 30, 1995 to earnings of $.96 per share for the six months ended June 30, 1996 (after a $.24 per share charge for the premium on repurchase of subsidiary's preferred stock), were the result of the higher income from continuing operations and the reduced dividends on subsidiary's preferred stock, as discussed above, and the decrease of $.58 per share, from $.65 per share for the six-month period ended June 30, 1995, to $.07 per share for the six-month period ended June 30, 1996, in the loss with respect to discontinued operations.

RATE MATTERS

    Proposed Rate Increase. On May 24, 1996, PGE filed an application with the Pennsylvania Public Utility Commission ("PPUC") seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. It is not presently possible to determine what action the PPUC will ultimately take in this matter.

    Annual Gas Cost Adjustment. Pursuant to the provisions of the Pennsylvania Public Utility Code (the "Code") relating to the annual purchased gas cost rate of larger gas distribution companies, such as PGE, the PPUC, by Order adopted May 11, 1995, authorized PGE to decrease the gas costs contained in its gas tariffs from $3.68 per thousand cubic feet to $2.42 per thousand cubic feet effective May 15, 1995, in order to refund overcollections from customers caused by lower than anticipated purchased gas costs and the receipt of supplier refunds during 1995. This change in gas rates on account of purchased gas costs was designed to produce a decrease in revenue of $8.2 million from its effective date through December 1, 1995. In accordance with the same provisions of the Code, the PPUC, by Order adopted November 9, 1995, authorized PGE to increase its gas cost rate to $2.75 per thousand cubic feet effective December 1, 1995. This change in gas rates on account of purchased gas costs is designed to produce a $9.6 million increase in annual revenue. The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the changes in revenue are offset by corresponding changes in the cost of gas.

    Quarterly Gas Cost Adjustment. Effective September 14, 1995, the PPUC adopted regulations providing for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. In accordance with the regulations regarding quarterly gas cost rate adjustments, PGE increased its gas cost rate to $2.88 per thousand cubic feet effective June 1, 1996. Except for reducing the amount of any over or undercollections of gas costs, the changes in gas rates pursuant to these regulations will not have any material effect on PGE's financial position or results of operations, and PGE will still be required to file an annual purchased gas cost rate.

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

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 is being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the recovery of the remaining $213,000 is being sought by PGE in its PGC rate that will be effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $8.7 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $6.8 million had been billed to PGE and $6.4 million had been recovered from its customers as of June 30, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. The Company and PGE are using the $203.5 million of cash proceeds from the sale, after the payment of an estimated $58.6 million of federal and state income taxes (of which $22.3 million had been paid as of July 31, 1996), to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, PGE repaid its $50.0 million term loan due 1996 and all of its then outstanding bank borrowings on February 16, 1996, and the Company and PGE temporarily invested the balance of the proceeds.

    During the quarter ended June 30, 1996, the Company repurchased 970,894 shares of its common stock for an aggregate consideration of $38.0 million, and PGE repurchased 128,984 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.0 million and 18,524 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $927,000, largely pursuant to self tender offers. On June 17, 1996, PGE also repurchased 8,608 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $758,000. Additionally, on July 8, 1996, the Company announced that its Board of Directors had authorized (i) the repurchase of up to 400,000 shares of its common stock from time to time in open market transactions or otherwise and

(ii) an oddlot buyback program of its common stock. In accordance with such authorization, the Company repurchased 32,837 shares of its common stock during July, 1996, for an aggregate consideration of $1.3 million. As of July 31, 1996, the Company had temporary cash investments totaling approximately $71.0 million, which are expected to be utilized during the balance of the year for additional repurchases of stock, the payment of taxes, the repayment of bank borrowings by PGE, as explained below, and other working capital purposes.

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations, PGE terminated its $60.0 million bank credit agreement. PGE currently has five bank lines of credit with an aggregate borrowing capacity of $45.5 million (See "-Liquidity"), which is deemed adequate for its immediate needs. In addition, PGE is currently seeking approval of the PPUC to borrow up to $70.0 million from the Company for periods of up to two years, to the extent the Company has funds available to so lend PGE. Upon receiving approval of the PPUC, PGE intends to borrow funds from the Company to repay its bank borrowings (which totaled $23.5 million as of July 31, 1996) and for construction expenditures and other working capital purposes. PGE plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from the Company are no longer adequate for its needs and as it requires additional funding for working capital and other purposes.

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

    Additionally, as the Company's non-regulated activities expand, capital will be required for those activities, especially the residential and commercial development that is planned for certain Company-owned land. The two projects that are currently planned by the Company are in the initial planning and design phases, and the amount and type of funding that those projects will require has not yet been determined. Nonetheless, it is expected that they will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

    In order to so finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $45.5 million of unsecured revolving bank credit and plans to arrange other bank lines of credit as its needs require (See "-Sale of Water Utility Operations").
Specifically, PGE currently has five bank lines of credit with an aggregate borrowing capacity of $45.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of July 31, 1996, PGE had $23.5 million of borrowings outstanding under these bank lines of credit. Additionally, upon approval of the PPUC, PGE intends, as indicated above, to borrow funds from the Company during 1996, and also 1997, to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that the Company has funds available for lending to PGE. Any such interim borrowings by PGE from the Company will be repaid with proceeds from bank borrowings by PGE.

    The Company believes that PGE will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its non-regulated subsidiaries will be able to raise such funds as are required for their needs, including that required for the residential and commercial real estate development that is planned.

Long-Term Debt and Capital Stock Financings

    Both the Company and PGE periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PGE during the three-month period ended June 30, 1996.

    The Company also obtains external funds from the sale of its common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. The Company has, however, temporarily suspended the sale of stock to both the DRP and Employees' Savings Plan as a result of the proceeds received from the sale of PGE's water utility operations, and the two plans are currently obtaining shares of Company common stock for participants through open market purchases. During the six-month period ended June 30, 1996, the Company realized $340,000, $258,000 and $195,000 from the issuance of common stock under the DRP, 1992 Stock Option Plan and Employees' Savings Plan, respectively.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant by PGE totaled $8.6 million during the first six months of 1996 and are currently estimated to be $21.0 million during the remainder of the year. Such expenditures are being financed with proceeds from the sale of PGE's regulated water operations, internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of June 30, 1996, $80,000 of PGE's preferred stock and $11.0 million of PGE's bank borrowings were required to be repaid within twelve months. An additional $376,000 of PGE's preferred stock, which was repurchased in July, 1996, was also reflected as a current liability as of June 30, 1996.

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

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Annual Meeting of  Shareholders  of  the  Company  was held on June 26,
     1996.

(b) The following persons were elected directors of the Company with the voting as indicated:

                                       No. of Shares          No. of Shares
                 Name                  Voted in Favor           Withheld

         Kenneth L. Pollock              4,178,262               70,197

         William D. Davis                4,192,824               55,635

         Dean T. Casaday                 4,193,171               55,288

         Robert J. Keating               4,178,900               69,559

         James A. Ross                   4,188,213               60,246

         John D. McCarthy                4,182,305               66,154

         Ronald W. Simms                 4,185,383               63,076

         Kenneth M. Pollock              4,180,311               68,148

         Paul R. Freeman                 4,183,931               64,528

         John D. McCarthy, Jr.           4,182,776               65,683

         Richard A. Rose, Jr.            4,185,751               62,708

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     11-1  Statement Re Computation of Per Share Earnings -- filed herewith.

     27-1  Financial Data Schedule -- filed herewith.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter for which this report is filed.

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:  August 9, 1996                By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  August 9, 1996                By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)