Form 10-Q
period 1996-09-30
PENNSYLVANIA ENTERPRISES INC
filed 1996-11-12
CIK 77231

PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three and nine
              months ended September 30, 1996 and 1995. . . . . . . . .    2

            Consolidated Balance Sheets as of September 30, 1996,
              and December 31, 1995 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the nine months ended September 30, 1996 and 1995 . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   11


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   21

                               PART I.  FINANCIAL INFORMATION

                       PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                              Consolidated Statements of Income

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   1996       1995*       1996        1995*
                                                            (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales and services                         $  16,208  $  13,298   $ 115,956   $ 111,403
  Pipeline construction and services                 3,095        155       7,634         220
  Other                                                 51         94         108         203
    Total operating revenues                        19,354     13,547     123,698     111,826

OPERATING EXPENSES:
  Cost of gas                                        7,628      5,660      63,335      63,549
  Other operation expenses                           9,398      5,471      27,731      17,528
  Maintenance                                        1,379      1,452       4,085       3,732
  Depreciation                                       2,108      1,787       6,214       5,367
  Income taxes                                      (2,043)    (2,750)      3,486         757
  Taxes other than income taxes                      1,635      1,421       8,380       7,999
    Total operating expenses                        20,105     13,041     113,231      98,932

OPERATING INCOME (LOSS)                               (751)       506      10,467      12,894

OTHER INCOME, NET                                      736         33       2,972         233

INCOME (LOSS) BEFORE INTEREST CHARGES                  (15)       539      13,439      13,127

INTEREST CHARGES:
  Interest on long-term debt                         2,469      3,384       7,660      10,232
  Other interest                                       166        642         623       1,485
  Allowance for borrowed funds used
    during construction                                (73)       (18)       (169)        (40)
      Total interest charges                         2,562      4,008       8,114      11,677

INCOME (LOSS) FROM CONTINUING OPERATIONS            (2,577)    (3,469)      5,325       1,450

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS
  (Note 2)                                               -          -        (386)     (3,704)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                   (2,577)    (3,469)      4,939      (2,254)

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                 363        690       1,383       2,073

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS             (2,940)    (4,159)      3,556      (4,327)

EXTRAORDINARY LOSS (NET OF TAX BENEFIT
  OF $575,000) (Note 3)                             (1,117)         -      (1,117)          -

NET INCOME (LOSS)                                $  (4,057) $  (4,159)  $   2,439   $  (4,327)

COMMON STOCK
  Earnings (loss) per share of common stock:
    Continuing operations                        $    (.61) $    (.72)  $     .75   $    (.11)
    Discontinued operations                              -          -        (.07)       (.65)
    Net income (loss) before premium on
      repurchase/redemption of subsidiary's
      preferred stock and extraordinary loss          (.61)      (.72)        .68        (.76)
    Premium on repurchase/redemption of
      subsidiary's preferred stock                    (.02)         -        (.27)          -
    Extraordinary loss                                (.23)         -        (.21)          -
    Earnings (loss) per share of common stock    $    (.86) $    (.72)  $     .20   $    (.76)

  Weighted average shares outstanding            4,810,518  5,754,607   5,214,001   5,715,294
  Cash dividends per share                       $     .55  $     .55   $    1.65   $    1.65

*Reclassified to conform with 1996 consolidated financial statement presentation.
The accompanying notes are an integral part of the consolidated financial statements.

                                              -2-

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1996           1995*
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     311,363   $     295,895
  Accumulated depreciation                              (80,708)        (76,882)
                                                        230,655         219,013

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      12,785          11,553
  Accumulated depreciation                               (5,655)         (5,394)
  Other                                                   1,223             983
                                                          8,353           7,142

CURRENT ASSETS:
  Cash and cash equivalents                               1,491             629
  Accounts receivable -
    Customers                                            10,461          21,066
    Others                                                  576             815
    Reserve for uncollectible accounts                     (932)           (788)
  Unbilled revenues                                       2,556          10,319
  Materials and supplies, at average cost                 3,220           2,876
  Gas held by suppliers, at average cost                 25,439          15,140
  Natural gas transition costs collectible                3,134           4,612
  Deferred cost of gas and supplier refunds, net         17,545               -
  Prepaid expenses and other                              1,900           3,486
                                                         65,390          58,155

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           29,687          30,015
    Other                                                 4,331           3,013
  Unamortized debt expense                                1,578           2,630
                                                         35,596          35,658



NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                -         204,250






TOTAL ASSETS                                      $     339,994   $     524,218


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1996           1995*
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (Note 4):
  Common shareholders' investment                 $     116,153   $     162,739
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             19,192          33,615
    Subject to mandatory redemption                         739           1,680
  Long-term debt                                         75,000         106,706
                                                        211,084         304,740

CURRENT LIABILITIES:
  Current portion of long-term debt                      20,130         116,001
  Preferred stock subject to mandatory redemption            80              80
  Notes payable                                               -          10,180
  Accounts payable                                       14,765          18,531
  Deferred cost of gas and supplier refunds, net              -             434
  Accrued general business and realty taxes                 541           1,493
  Accrued income taxes                                   27,004             526
  Accrued interest                                          885           2,307
  Accrued natural gas transition costs                    2,292           2,278
  Other                                                   4,322           3,534
                                                         70,019         155,364

DEFERRED CREDITS:
  Deferred income taxes                                  46,094          48,835
  Accrued natural gas transition costs                      384           1,144
  Unamortized investment tax credits                      4,810           4,938
  Operating reserves                                      3,113           3,709
  Other                                                   4,490           5,488
                                                         58,891          64,114




COMMITMENTS AND CONTINGENCIES (Note 6)







TOTAL CAPITALIZATION AND LIABILITIES              $     339,994   $     524,218


*Reclassified to conform with 1996 consolidated financial statement presentation.

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Nine Months Ended
                                                            September 30,
                                                          1996         1995
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income (loss) from continuing operations, net of
    subsidiary's preferred stock dividends              $   3,942    $    (623)
  Effects of noncash charges to income -
    Depreciation                                            6,266        5,395
    Extraordinary loss, net of tax benefit                 (1,117)           -
    Deferred income taxes, net                                530          205
    Provisions for self insurance                             742          889
    Other, net                                              1,861        1,945
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and unbilled revenues                      18,751       19,838
    Gas held by suppliers                                 (10,299)        (130)
    Accounts payable                                       (3,583)      (3,696)
    Deferred cost of gas and supplier refunds, net        (16,801)       7,207
    Other current assets and liabilities, net                 992      (10,243)
  Other operating items, net                               (4,583)       1,027
      Net cash provided (used) by continuing operations    (3,299)      21,814
  Net cash provided (used) by discontinued operations     (35,470)       3,764
      Net cash provided (used) by operating activities    (38,769)      25,578

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (18,501)     (14,907)
  Net proceeds from sale of discontinued operations       261,752            -
  Other, net                                               (1,285)       2,560
      Net cash provided (used) by investing activities    241,966      (12,347)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    555        3,376
  Repurchase of common stock                              (39,663)           -
  Dividends on common stock                                (8,533)      (9,430)
  Repurchase/redemption of preferred stock of PGE         (15,364)         (80)
  Repayment of long-term debt                             (81,906)      (3,535)
  Net decrease in bank borrowings                         (56,034)      (3,125)
  Other, net                                               (1,390)          (5)
      Net cash used for financing activities             (202,335)     (12,799)

NET INCREASE IN CASH AND CASH EQUIVALENTS                     862          432
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              629          330
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $   1,491    $     762

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   8,700    $  19,634
    Income taxes                                        $  34,584    $  10,018





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

    On October 30, 1996, PGE signed a purchase agreement to acquire all of the capital stock of Honesdale Gas Company, which distributes natural gas to approximately 3,200 customers in portions of Wayne and Pike Counties in northeastern Pennsylvania. This acquisition, which is subject to approval of the Pennsylvania Public Utility Commission ("PPUC"), is expected to be consummated in early 1997.

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, PGE, PERI and Theta. The consolidated financial statements also include the accounts of Keystone beginning December 4, 1995, the date Keystone was acquired by PERI. All material intercompany accounts have been eliminated in consolidation.

    PGE is a regulated public utility subject to the jurisdiction of the PPUC for rate and accounting purposes. The financial statements of PGE that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

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

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among the Company, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, principally the write-off of certain deferred regulatory assets and deferred credits and the impact of pension and other postretirement benefit expenses relative to an early retirement plan, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996). The sale involved a gain for income tax purposes primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.6 million, of which $33.5 million had been paid as of September 30, 1996.

    The cash proceeds from the sale of approximately $203.5 million, net of the estimated $58.6 million of income taxes, have been used by the Company and PGE to retire debt, to repurchase stock (see Note 4 of these Notes to Consolidated Financial Statements), for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

    Selected financial information for the discontinued operations is set forth below:
[CAPTION]
                    Net Assets of Discontinued Operations

                           As of December 31, 1995
                           (Thousands of Dollars)
[S]                                                            [C]
Net utility plant                                              $    368,742
Current assets (primarily accounts
  receivable and accrued revenues)                                   12,756
Deferred charges and other assets                                    25,752
Total assets acquired by
  Pennsylvania-American                                             407,250
Liabilities assumed by
  Pennsylvania-American -
    Long-term debt                                                  141,097
    Other                                                             5,983
                                                                    147,080
Net assets acquired by
  Pennsylvania-American                                             260,170
Estimated liability for income taxes on
  sale of discontinued operations                                   (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                          790

Total net assets of discontinued operations                    $    204,250

                Loss With Respect to Discontinued Operations

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                          1996       1995       1996       1995
                                                  (Thousands of Dollars)
Income from discontinued operations,
    net of related income taxes of
    $1,403,000*                          $     -    $     -    $     -    $ 2,127
Estimated loss on disposal of
    discontinued operations, net of
    income during the phase-out period         -          -       (386)    (5,831)

Loss with respect to discontinued
    operations                           $     -    $     -    $  (386)   $(3,704)

* Reflects income only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3) EXTRAORDINARY LOSS

    On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes (the "Senior Notes"), due June 15, 1999, and recorded an extraordinary loss of $1.1 million ($1.6 million, net of $575,000 of related income tax benefits). The loss on the defeasance represents the interest expense on the Senior Notes from the date of defeasance through June 15, 1997, the date on which the Senior Notes will be redeemed, plus the writeoff of the unamortized balance of issuance expenses related to the Senior

Notes, less (i) the interest income that will be earned on the funds that were deposited with the Trustee for the Senior Notes in connection with their defeasance and (ii) the related income tax benefit.

(4) REPURCHASES OF STOCK

    During the nine-month period ended September 30, 1996, the Company repurchased 1,011,539 shares of its common stock for an aggregate consideration of $39.7 million, and PGE repurchased 132,988 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.4 million and 18,591 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $947,000, largely pursuant to self tender offers conducted during March and
April, 1996. Additionally, on June 17, 1996, PGE repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000.

(5) ACCOUNTING CHANGES

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

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among the Company, PG Energy Inc. ("PGE"), American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996.

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

    The cash proceeds from the sale of approximately $203.5 million, net of an estimated $58.6 million of income taxes, have been used by the Company and PGE to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. With the sale of PGE's water utility operations, the principal assets of the Company and PGE now consist of PGE's gas utility operations and approximately 46,000 acres of land.

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

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of total operating revenues for each of the three and nine-month periods ended September 30, 1996, and September 30, 1995:

                                                  Percentage of Operating Revenues
                                               Three Months Ended  Nine Months Ended
                                                  September 30,      September 30,
                                                1996       1995     1996       1995
OPERATING REVENUES:
  Gas sales and services.....................    83.7%      98.2%    93.7%      99.6%
  Pipeline construction and services.........    16.0        1.1      6.2        0.2
  Other......................................     0.3        0.7      0.1        0.2
    Total operating revenues.................   100.0      100.0    100.0      100.0

OPERATING EXPENSES:
  Cost of gas................................    39.4       41.8     51.2       56.8
  Other operation expenses...................    48.6       40.4     22.4       15.7
  Maintenance................................     7.1       10.7      3.3        3.3
  Depreciation...............................    10.9       13.2      5.0        4.8
  Income taxes...............................   (10.6)     (20.3)     2.8        0.7
  Taxes other than income taxes..............     8.5       10.5      6.8        7.2
    Total operating expenses.................   103.9       96.3     91.5       88.5

OPERATING INCOME (LOSS)......................    (3.9)       3.7      8.5       11.5

OTHER INCOME, NET............................     3.8        0.2      2.4        0.2

INTEREST CHARGES (1).........................   (13.2)     (29.5)    (6.6)     (10.4)

INCOME (LOSS) FROM CONTINUING OPERATIONS.....   (13.3)     (25.6)     4.3        1.3

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.       -          -     (0.3)      (3.3)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS............................   (13.3)     (25.6)     4.0       (2.0)

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....    (1.9)      (5.1)    (1.1)      (1.9)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS......   (15.2)     (30.7)     2.9       (3.9)

EXTRAORDINARY LOSS...........................    (5.8)         -     (0.9)         -

NET INCOME (LOSS)............................   (21.0)     (30.7)     2.0       (3.9)

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

                Three Months Ended September 30, 1996, Compared
                  With Three Months Ended September 30, 1995

    Operating Revenues. Operating revenues increased $5.8 million (42.9%) from $13.5 million for the three-month period ended September 30, 1995, to $19.4 million for the three-month period ended September 30, 1996. Slightly more than half of the increase was the result of $3.1 million of revenues in the third quarter of 1996 from the pipeline construction and services activities of Keystone Pipeline Services, Inc. ("Keystone"), which was acquired in December, 1995. Also contributing to the higher revenues was a $1.9 million increase in PGE's gas sales and services primarily as a result of price increases due to increases in the purchased gas cost component of PGE's tariffs (the "gas cost rate") (See "-Rate Matters") and a 79 million cubic feet (6.8%) increase in consumption by PGE's residential and commercial heating customers largely caused by customer growth and slightly cooler weather.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $7.1 million (54.2%) from $13.0 million for the three-month period ended September 30, 1995, to $20.1 million for the three-month period ended September 30, 1996. As a percentage of operating revenues, total operating expenses increased from 96.3% during the third quarter of 1995 to 103.9% during the third quarter of 1996.

    The cost of gas increased $2.0 million (34.8%) from $5.7 million for the three-month period ended September 30, 1995, to $7.6 million for the three-month period ended September 30, 1996, primarily because of the aforementioned increases in PGE's gas cost rate (see "-Rate Matters") and increased sales to PGE's residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $4.4 million (43.3%) from $10.1 million for the three-month period ended September 30, 1995, to $14.5 million for the three-month period ended September 30, 1996. This increase was largely attributable to a $3.9 million (71.8%) increase in other operation expenses, primarily as a result of $3.0 million of expenses relative to Keystone's pipeline construction and services activities, and a $654,000 (12.9%) increase in expenses with respect to PGE's operations, which was principally attributable to payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which had formerly been allocated to PGE's discontinued operations, now being absorbed by its continuing operations. Also contributing to the higher operating expenses were increased depreciation expense of $321,000 (18.0%), primarily as a result of $137,000 of depreciation relative to Keystone and $184,000 attributable to additions to PGE's utility plant.

    Income taxes for the three-month period ended September 30, 1996, increased by $707,000 (25.7%) from a credit of $2.7 million in 1995 to a credit of $2.0 million in 1996 due to a lower level of loss before income taxes (for this purpose, operating income net of interest charges).

    Operating Income (Loss). As a result of the above, operating income decreased by $1.3 million from income of $506,000 for the three-month period ended September 30, 1995, to a loss of $751,000 for the three-month period ended September 30, 1996, and decreased as a percentage of total operating revenues for such periods from 3.7% in 1995 to a negative 3.9% in 1996.

    Other Income, Net. Other income, net increased $703,000 from $33,000 for the three-month period ended September 30, 1995, to $736,000 for the three-month period ended September 30, 1996, largely as a result of investment income totaling $743,000 relative to the temporary investment of a portion of the proceeds from the sale of PGE's regulated water utility operations.

    Interest Charges. Interest charges decreased by $1.4 million (36.1%) from $4.0 million for the three-month period ended September 30, 1995, to $2.6 million for the three-month period ended September 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. The loss from continuing operations decreased $884,000 from $3.5 million for the quarter ended September 30, 1995, to $2.6 million for the quarter ended September 30, 1996. This decrease was largely the result of the matters discussed above, principally the increase in operating revenues and other income, net and the decrease in interest charges, the effects of which were partially offset by the increased operating expenses.

    Subsidiary Preferred Stock Dividends. Dividends on preferred stock decreased $327,000 (47.4%) from $690,000 for the three-month period ended September 30, 1995, to $363,000 for the three-month period ended September 30, 1996, primarily as a result of the repurchase by PGE in 1996 of 132,988 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 18,591 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Income (Loss) Before Extraordinary Loss. The decrease of $1.2 million (29.3%) in the loss before extraordinary loss, from $4.2 million for the three-month period ended September 30, 1995, to $2.9 million for the three-month period ended September 30, 1996, was largely the result of the decrease in the loss from continuing operations and the reduced dividends on preferred stock, as discussed above.

    Extraordinary Loss. On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes (the "Senior Notes"), due June 15, 1999, and recorded an extraordinary loss on such defeasance of $1.1 million ($1.6 million, net of $575,000 of related income tax benefits). The loss on the defeasance represents the interest expense on the Senior Notes from the date of defeasance through June 15, 1997, the date on which the Senior Notes will be redeemed, plus the writeoff of the unamortized balance of issuance expenses related to the Senior Notes, less (i) the interest income that will be earned on the funds that were deposited with the Trustee for the Senior Notes in connection with their defeasance and (ii) the related income tax benefit.

    Net Income (Loss). The decrease of $102,000 in the net loss, from $4.2 million for the three-month period ended September 30, 1995, to $4.1 million for the three-month period ended September 30, 1996, as well as the decrease of $.11 in the loss per share of common stock before the premium on the repurchase/redemption of subsidiary's preferred stock and the extraordinary loss, from $.72 per share for the quarter ended September 30, 1995, to $.61 per share for the quarter ended September 30, 1996, were largely the result of the factors discussed above. While the net loss from continuing operations decreased by $.11 per share, the $.23 per share charge for the extraordinary loss and the $.02 per share charge for the premium on the repurchase of subsidiary's preferred stock acted to increase the loss per share of common stock for the quarter ended September 30, 1996, to $.86 per share. Although premiums on the repurchase of preferred stock are charged to retained earnings and are not a determinant of net income, the premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

                Nine Months Ended September 30, 1996, Compared
                  With Nine Months Ended September 30, 1995

    Operating Revenues. Operating revenues increased $11.9 million (10.6%) from $111.8 million for the nine-month period ended September 30, 1995, to $123.7 million for the nine-month period ended September 30, 1996, largely as a result of $7.6 million of operating revenues relative to the pipeline construction and services activities of Keystone, which was acquired in December, 1995. Also contributing to the increase in operating revenues was a higher level of revenues attributable to PGE's gas sales and services, primarily as a result of a 1.9 billion cubic feet (13.0%) increase in sales to residential and commercial heating customers. There was a 660 (17.9%) increase in heating degree days from 3,696 (90.7% of normal) during the first nine months of 1995 to 4,356 (106.9% of normal) during the first nine months of 1996. The effects of the increased sales to heating customers were partially offset by lower levels in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $14.3 million (14.5%) from $98.9 million for the nine-month period ended September 30, 1995, to $113.2 million for the nine-month period ended September 30, 1996. As a percentage of operating revenues, total operating expenses increased from 88.5% during the nine-month period ended September 30, 1995 to 91.5% during the nine-month period ended September 30, 1996.

    The cost of gas decreased $214,000 (0.3%) from $63.5 million for the nine-month period ended September 30, 1995, to $63.3 million for the nine-month period ended September 30, 1996, primarily because of the aforementioned lower levels in PGE's gas cost rate (see "-Rate Matters"), the effects of which were largely offset by the increased sales to residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased by $11.8 million (34.0%) from $34.6 million for the nine-month period ended September 30, 1995, to $46.4 million for the nine-month period ended September 30, 1996. This increase was largely attributable to a $10.2 million (58.2%) increase in other operation expenses, primarily as a result of $7.5 million of expenses relative to Keystone's pipeline construction and services activities, and a $2.2 million (13.2%) increase in expenses with respect to PGE's operations, which was principally the result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which had formerly been allocated to PGE's discontinued operations, now being absorbed by its continuing operations. Also contributing to the higher operating expenses was a $847,000 (15.8%) increase in depreciation expense as a result of $370,000 of depreciation relative to Keystone and $477,000 of depreciation attributable to additions to PGE's utility plant.

    Income taxes increased $2.7 million from $757,000 in the first nine months of 1995 to $3.5 million in the first nine months of 1996 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income (Loss). As a result of the above, operating income decreased by $2.4 million (18.8%) from $12.9 million for the nine-month period ended September 30, 1995, to $10.5 million for the nine-month period ended September 30, 1996, and decreased as a percentage of total operating revenues for such periods from 11.5% in 1995 to 8.5% in 1996, primarily because of the higher level of operating expenses.

    Other Income, Net. Other income, net increased $2.7 million from $233,000 for the nine-month period ended September 30, 1995, to $3.0 million for the nine-month period ended September 30, 1996, largely as a result of investment income totaling $2.5 million relative to the temporary investment of a portion of the proceeds from the sale of PGE's regulated water utility operations.

    Interest Charges. Interest charges decreased by $3.6 million (30.5%) from $11.7 million for the nine-month period ended September 30, 1995, to $8.1 million for the nine-month period ended September 30, 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $3.9 million (266.7%) from $1.5 million for the nine months ended September 30, 1995, to $5.3 million for the nine months ended September 30, 1996. This increase was largely the result of the matters discussed above, principally the increase in operating revenues and other income, net and the decrease in interest charges, the effects of which were partially offset by increased operating expenses.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $690,000 (33.3%) from $2.1 million for the nine-month period ended September 30, 1995, to $1.4 million for the nine-month period ended September
30, 1996, primarily as a result of the repurchase by PGE in 1996 of 132,988 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 18,591 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Income (Loss) Before Extraordinary Loss. The increase in income before extraordinary loss of $7.9 million from a loss of $4.3 million for the nine-month period ended September 30, 1995, to income of $3.6 million for the nine-month period ended September 30, 1996, was largely the result of the increase in income from continuing operations and the lower level of dividends on subsidiary's preferred stock, as discussed above, and the reduction of $3.3 million, from $3.7 million to $386,000, in the loss with respect to discontinued operations.

    Extraordinary Loss. On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes, due June 15, 1999, and recorded an extraordinary loss of $1.1 million ($1.6 million, net of $575,000 of related income tax benefit). The loss on the defeasance represents the interest expense on the Senior Notes from the date of defeasance through June 15, 1997, the date on which the Senior Notes will be redeemed, plus the writeoff of the unamortized balance of issuance expenses related to the Senior Notes, less (i) the interest income that will be earned on the funds that were deposited with the Trustee for the Senior Notes in connection with their defeasance and (ii) the related income tax benefit.

    Net Income (Loss). The increase in net income of $6.8 million from a loss of $4.3 million for the nine-month period ended September 30, 1995, to income of $2.4 million for the nine-month period ended September 30, 1996, as well as the increase in earnings per share of common stock of $.96 from a loss of $.76 per share for the nine months ended September 30, 1995, to earnings of $.20 per share for the nine months ended September 30, 1996 (after a $.27 per share charge for the premium on repurchase of subsidiary's preferred stock and a $.21 per share charge relative to the extraordinary loss), were the result of the higher income from continuing operations and the reduced dividends on subsidiary's preferred stock, as discussed above, and the decrease of $.58 per share, from $.65 per share for the nine-month period ended September 30, 1995, to $.07 per share for the nine-month period ended September 30, 1996, in the loss with respect to discontinued operations.

RATE MATTERS

    Proposed Rate Increase. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a "Settlement Agreement and Joint Petition for Settlement of Rate Investigation" (the "Settlement Petition") with the Administrative Law Judge ("ALJ") assigned to conduct the investigation of the rate increase request. This Settlement Petition provides for an overall 5.3% rate increase that is designed to produce $7.5 million of additional annual revenue. The Settlement Petition requests PPUC approval for the rate increase to become effective by January 15, 1997. Additionally, under the terms of the Settlement Petition, to the extent the proposed rate increase is approved and permitted to become effective no later than January 31, 1997, billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) will be deferred, without carrying charges, until July, 1997. It is not presently possible to determine what action either the ALJ or the PPUC will ultimately take with respect to this rate increase request or the Settlement Petition.

    Gas Cost Adjustment. The provisions of the Pennsylvania Public Utility Code (the "Code"), require that the tariffs of gas distribution companies, such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. In addition, effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger gas distribution companies, including PGE. Such quarterly adjustments are allowed when the actual purchased gas costs vary from the estimated costs reflected in the respective company's tariffs by 2% or more. In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1995, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                   Change in               Calculated
          Effective               Rate per MCF         Increase (Decrease)
             Date                From     To            in Annual Revenue
       [S]                       [C]     [C]               [C]
       December 1, 1996          $3.01   $4.18             $35,500,000
       September 1, 1996          2.88    3.01               3,600,000
       June 1, 1996               2.75    2.88               3,400,000
       December 1, 1995           2.42    2.75               9,600,000
       May 15, 1995               3.68    2.42              (8,200,000)

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

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $858,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 is being recovered by PGE in its annual PGC rate that the PPUC has approved effective December 1, 1995, and the remaining $213,000 will be recovered by PGE in its PGC rate that the PPUC has approved effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.0 million of Non-Gas Transition Costs will be billed to PGE, generally over a four-year period extending through the fourth quarter of 1997, of which $7.3 million had been billed to PGE and $6.8 million had been recovered from its customers as of September 30, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. The Company and PGE used the $203.5 million of cash proceeds from the sale, after the payment of an estimated $58.6 million of federal and state income taxes (of which $33.5 million had been paid as of September 30, 1996), to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, PGE repaid its $50.0 million term loan due 1996 and all of its then outstanding bank borrowings on February 16, 1996, and the Company and PGE temporarily invested the balance of the proceeds.

    During the nine months ended September 30, 1996, the Company repurchased 1,011,539 shares of its common stock for an aggregate consideration of $39.7 million, of which 890,602 shares were acquired in April pursuant to a self tender offer and 120,937 shares were acquired from time to time through open market transactions and an oddlot buyback program. PGE also repurchased 132,988 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.4 million and 18,591 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $947,000, largely pursuant to self tender offers conducted during March and April, 1996. Additionally, on June 17, 1996, PGE repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000.

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

    Additionally, as the Company's non-regulated activities expand, capital will be required for those activities, especially the residential and commercial development that is planned for certain Company-owned land. The two projects that are currently planned by the Company are in the initial planning and design phases, and the amount and type of funding that those projects will require has not yet been finalized. Nonetheless, it is expected that they will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations, PGE terminated its $60.0 million bank credit agreement. However, in order to finance construction expenditures and to meet its seasonal borrowing requirements, PGE has since made arrangements for a total of $55.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has five bank lines of credit with an aggregate borrowing capacity of $55.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of November 7, 1996, PGE had $25.7 million of borrowings outstanding under these bank lines of credit. In addition, PGE can borrow up to $70.0 million from the Company during 1996, and also 1997 (at interest rates generally less than prime), to repay bank borrowings and for construction expenditures and other working capital requirements, to the extent that the Company has funds available for lending to PGE. As of November 7, 1996, PGE had $37.3 million outstanding under its borrowing arrangement with the Company. Such interim borrowings by PGE from the Company will be repaid with proceeds from bank borrowings by PGE. PGE plans to arrange new and replacement bank lines of credit when the funds that are available for borrowing from the Company are no longer available and as it requires additional funding for working capital and other purposes.

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

Long-Term Debt and Capital Stock Financings

    Both the Company and PGE periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PGE during the nine-month period ended September 30, 1996.

    The Company also obtains external funds from the sale of its common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. The Company has, however, temporarily suspended the sale of stock to both the DRP and Employees' Savings Plan as a result of the proceeds received from the sale of PGE's water utility operations, and the two plans are currently obtaining shares of Company common stock for participants through open market purchases. During the nine-month period ended September 30, 1996, the Company realized $340,000, $555,000 and $195,000 from the issuance of common stock under the DRP, 1992 Stock Option Plan and Employees' Savings Plan, respectively.

Construction Expenditures and Related Financings

    Expenditures for the construction of utility plant by PGE totaled $18.2 million during the first nine months of 1996 and are currently estimated to be $11.4 million during the remainder of the year. Such expenditures are being financed with proceeds from the sale of PGE's regulated water operations, internally-generated funds, loans from the Company and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of September 30, 1996, $80,000 of PGE's preferred stock and $20.1 million of PGE's bank borrowings were required to be repaid within twelve months.

    On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes, due June 15, 1999 (the "Senior Notes"). Specifically, on that date, the Company deposited $29.9 million with the trustee for the Senior Notes, which will be used, together with interest earned on the funds so deposited, to pay the Company's interest and principal obligations through June 15, 1997, the date on which the Senior Notes will be redeemed. The deposit of such funds acted to discharge all of the Company's obligations with respect to the Senior Notes. Of the $29.9 million required to defease the Senior Notes, $17.2 million was obtained through the liquidation of the Company's temporary cash investments and $12.7 million was obtained through the repayment of loans that had been made by the Company to PGE.

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

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Employment Agreement dated as of June 26, 1996, by and among the Company, PGE and Kenneth L. Pollock -- filed herewith.

     10-2 Employment Agreement dated as of August 28, 1996, by and among the Company, PGE and Thomas F. Karam -- filed herewith.

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:  November 12, 1996             By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 12, 1996             By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)