Form 10-K
period 1996-12-31
PENNSYLVANIA ENTERPRISES INC
filed 1997-03-06
CIK 77231

PART I


ITEM  l.  BUSINESS

GENERAL

    Pennsylvania Enterprises, Inc. (the "Company") is a holding company formed in 1974 whose principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility formerly known as Pennsylvania Gas and Water Company, is engaged in the distribution of natural gas. In 1996, PGE accounted for approximately 87% of the Company's operating revenues. On February 14, 1997, PGE acquired all of the outstanding capital stock of Honesdale Gas Company ("Honesdale"), a regulated public utility engaged in distributing natural gas in portions of Wayne and Pike Counties, in an area adjacent to PGE's service territory. Until February 16, 1996, when its water utility operations were sold, PGE was also engaged in the distribution of water (See "-Sale of Water Utility Operations.")

    The Company's other subsidiaries, each of which is engaged in nonregulated activities, consist of Pennsylvania Energy Resources, Inc. ("PERI") and its wholly-owned subsidiary Keystone Pipeline Services, Inc. ("Keystone"), which was acquired effective December 4, 1995, and Theta Land Corporation ("THETA"). Pennsylvania Energy Marketing Company, previously a subsidiary of the Company, was merged into PERI on May 31, 1996. Prior to 1996, these other subsidiaries did not constitute a significant portion of either the Company's assets or operations. However, it is anticipated that in 1997 the revenues of these subsidiaries will account for 15-20% of the Company's operating revenues and 35-40% of its capital expenditures.

    Both PGE, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, and Honesdale are regulated by the Pennsylvania Public Utility Commission ("PPUC"). As of December 31, 1996, PGE provided service to approximately 144,200 natural gas customers and Honesdale provided service to approximately 3,200 customers.

    The Company and its subsidiaries employed approximately 760 persons as of December 31, 1996.

Restructuring of Natural Gas Industry

    The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is continuing to undergo significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also beginning to occur in the electric industry which competes with the natural gas industry for many of the same energy uses.

    The restructuring of the natural gas industry has already involved the decontrol of the wellhead price of natural gas, and interstate pipelines have been required by the Federal Energy Regulatory Commission ("FERC") to separate the merchant function of selling natural gas from the transportation and storage services they provide (frequently referred to as "unbundling") and to make those services available to end users on the same terms as LDCs. These changes in the operations of the interstate pipelines were designed to enhance competition and maximize the benefits of wellhead price decontrol.

    As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PGE, are presently responsible for the procurement of competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the PPUC, PGE currently offers transportation service to certain customers.

    Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PGE charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PGE paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 500 customers currently receiving transportation service, PGE's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PGE for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 43% of PGE's total gas deliveries in 1996, are charged rates approved by the PPUC, which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

    In December, 1996, legislation was enacted in Pennsylvania which provides all customers of electric utilities in the state with the right to choose the generator of their electricity. This customer choice, which is intended to increase competition and to lower costs for electricity, will be phased in over a three-year period ending on January 1, 2001. Under this legislation, the electric utilities in Pennsylvania will be required to unbundle generation charges from the other charges included in their currently bundled rates and customers will contract with qualified suppliers of their choosing, including the utility currently serving them, to purchase electric energy at nonregulated rates. The electric utilities will continue to utilize their transmission networks to distribute electricity to their customers regardless of supplier, a function which will remain subject to rate regulation by the PPUC.

    The Company and PGE believe that Pennsylvania may consider similar legislation with respect to the natural gas industry in 1997. Such legislation may require that PGE provide all of its customers with unbundled service over a period of several years. While the rates for the transportation of natural gas through PGE's distribution system and the storage services offered by PGE may continue to be price regulated by the PPUC, the commodity cost of gas may not be so regulated. Essentially, the transportation service which is now available to a limited number of PGE's customers would be extended to all its customers. Customers would choose the supplier of their natural gas, which could be PGE, based on nonregulated market prices and other considerations.

    If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PGE will be faced with significant competition from other gas utilities and marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PGE does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PGE would not expect the legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on the recently-enacted electric industry legislation, PGE anticipates that any transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets) it has or might incur as a result of legislation providing for customer choice of natural gas suppliers would be recovered through a nonbypassable customer charge. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PGE cannot be determined, PGE does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PGE would be subject regarding the sale of natural gas to its customers.

Expansion of Nonregulated Activities

    The Company intends that PGE, along with its affiliates, will remain a leading supplier of energy and energy-related products and services even if the sale of natural gas to its customers is deregulated. PGE will actively market the sale of natural gas, and possibly other forms of energy, to its customers on a competitive, nonregulated basis and will continue to aggressively add customers to its distribution system. Additionally, the Company plans to further expand the activities of PERI, which presently provides a broad array of energy supply and energy management services, including the marketing and sale of natural gas to commercial and industrial users in northeastern United States (and in connection therewith enters into forward contracts for the purchase and sale of natural gas at variable and fixed prices for terms up to one year); the sale of propane on both a retail and wholesale level in central and northeastern Pennsylvania; the inspection, maintenance and servicing of residential and small commercial gas-fired equipment; and through its subsidiary Keystone, specialized pipeline distribution services for utilities, including keyhole vacuum excavation, camera inspection and bridge pipeline rehabilitation, as well as the installation of mains and services for the natural gas, water and sewer industries. In addition, the Company, through its subsidiary Theta, is presently initiating several residential and commercial development projects, including a residential development located at the Montage Mountain Ski Resort in Lackawanna County, known as "White Cliff at Montage," which will consist of townhomes and single family dwellings and a development near Wilkes-Barre in Luzerne County, known as "Laurel Run," which will consist of a motel, restaurant, small strip shopping center and townhomes on Company-owned land. Theta is also developing plans to conduct timber, sand and gravel operations on the Company's land and to increase the value being realized from the Company's extensive land holdings through a more active management of those resources.

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American Water Works Company, Inc. ("American"), for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. (See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K).

    The cash proceeds from the sale of approximately $203.3 million, net of an estimated $58.8 million of income taxes, were used by the Company and PGE to retire debt, to repurchase stock, for construction expenditures and for working capital purposes. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Sale of Water Utility Operations" in Item 7 of this Form 10-K).

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

    Number and Type of Customers.   At  December 31, 1996, PGE had approximately
144,200 natural gas customers, from which  it derived total natural gas revenues
of $160.6 million during 1996.    The  following  chart shows a breakdown of the
types of customers and the percentages of gas revenues generated by each type of customer in 1996:
[CAPTION]
            Type of Customer             % of Customers         % of Revenues
       [S]                               [C]                    [C]
       Residential                           91.2%                  61.7%
       Commercial                             8.4                   24.1*
       Industrial                             0.2                   12.9*
       Other Users                            0.2                    1.3
          Total                             100.0%                 100.0%

    * Includes the 4.5% of total gas revenues derived from interruptible customers.

    During 1996, PGE delivered an estimated total of 47,600,000 thousand cubic feet ("MCF") of natural gas to its customers, of which 56.1% was sold at normal tariff rates, 42.9% represented gas transported for customers and 1.0% was sold under the Alternate Fuel Rate (as described below).

    PGE sells gas to "firm" customers with the understanding that it will not interrupt their supply except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted by PGE at any time under the conditions set forth in their contracts for gas service. In 1996, a total of 1,321,000 MCF of natural gas was sold by PGE to interruptible customers and 3,681,000 MCF was transported for such customers, which together represented 10.5% of the total deliveries of natural gas by PGE to its customers during 1996.

    PGE's largest natural gas customer accounted for approximately 2.5% of PGE's operating revenues in 1996. No other customer accounted for as much as 2.0% of such revenues in 1996.

    Transportation and Storage Service. In accordance with current regulations of the PPUC, PGE provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. Transportation service is provided on both a firm and an interruptible basis and includes provisions regarding over and under deliveries of gas on behalf of the respective customer. In addition, PGE offers firm transportation customers a "storage service" pursuant to which such customers may have gas delivered to PGE during the period from April through October for storage and redelivery during the winter period. PGE also offers firm transportation customers a "standby service" under the terms of which PGE will supply the customer with gas in the event the customer's transportation service is interrupted or curtailed by its broker, supplier or other third party.

    Set forth below is a summary of the gas transported by PGE and the number of its customers using transportation service from 1994 to 1996:
[CAPTION]
                 Number             Volume of Gas Transported (MCF)
                  of          Interstate      Pennsylvania
     Year      Customers         Gas              Gas              Total
     [S]          [C]         [C]               [C]              [C]
     1996         503         15,959,000        4,459,000        20,418,000
     1995         480         14,543,000        5,054,000        19,597,000
     1994         574         13,411,000        4,744,000        18,155,000


    During 1997, PGE expects to transport approximately 22,000,000 MCF of natural gas.

    The decrease in the number of customers using transportation service in 1995 was the result of PGE requiring such customers to install telemetering equipment so that PGE could monitor the usage by those customers on a daily basis and thereby determine if the appropriate quantities of natural gas were being delivered for them. This requirement for telemetering equipment caused a number of customers, for whom relatively small quantities of natural gas were being transported, to revert to sales service.

    The rates charged by PGE for the transportation of interstate gas are essentially equal to its tariff rates for the sale of gas with all gas costs removed. Accordingly, the transportation of interstate gas has had no significant adverse effect on earnings. Prior to January 15, 1997, the rates charged for the transportation of Pennsylvania-produced natural gas ("Pennsylvania gas") were lower than those charged for the transportation of interstate gas. As a result, the rates charged for the transportation of Pennsylvania gas yielded considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. However, as of January 15, 1997, in connection with the rate increase which was effective on such date (see "-Rates"), the lower rates charged for the transportation of Pennsylvania gas were eliminated and those rates were conformed with the rates charged for the transportation of interstate gas.

    Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PGE offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PGE's normal tariff rates, PGE is permitted by the PPUC to lower its price to these customers so that PGE can remain competitive with the alternate fuel. However, in no instance may PGE sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PGE's revenues under the Alternate Fuel Rate amounted to $1.8 million in 1996, $2.0 million in 1995 and $3.7 million in 1994. These revenues reflected the sale of 491,000 MCF, 603,000 MCF and 1,223,000 MCF in 1996, 1995 and 1994,
respectively. It is anticipated that approximately 426,000 MCF will be sold under the Alternate Fuel Rate in 1997. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

    FERC Order 636. On April 8, 1992, FERC issued Order No. 636 ("Order 636"), requiring interstate pipelines to restructure their services and operations in order to enhance competition and maximize the benefits of wellhead price decontrol. The objectives of Order 636 were to be accomplished primarily by unbundling the services provided by the interstate pipelines and by making those services available to end users on the same terms as LDCs.

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

    On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding the recovery of Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filing made with the PPUC by PGE and other larger LDCs.

    As of February 1, 1994, PGE began to recover the Gas Transition Costs that are being billed to PGE by its interstate pipelines through an increase in its PGC rate. As of December 31, 1996, PGE had been billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines, which is the entire amount of such billings that PGE expects. Of this amount, $857,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PGE in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 is being recovered by PGE in its PGC rate that was effective December 1, 1996.

    The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.1 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.0 million had been billed to PGE and $7.5 million had been recovered from its customers as of December 31, 1996. PGE has recorded the estimated transition costs that remained to be billed to it and the amounts remaining to be recovered from its customers.

    Sources of Supply. PGE purchases natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for the heating season (i.e., November through March) or for periods of one year or longer. These contracts typically provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 22.5% of PGE's total purchases of natural gas in 1996. Three other suppliers accounted for 18.7%, 17.9% and 16.2% of PGE's total purchases of natural gas in 1996. No other suppliers accounted for more than 3% of PGE's purchases during 1996.

    The purchases of natural gas by PGE during each of the years 1996, 1995 and 1994 are summarized below:
[CAPTION]
                                 Volume                      Average
          Year               Purchased (MCF)               Cost per MCF
          [S]                  [C]                            [C]
          1996                 27,955,000                     $3.35
          1995                 24,173,000                     $2.62
          1994                 28,364,000                     $2.82

    The higher average cost for 1996 reflected the increase in the wellhead price of natural gas during much of the year that resulted from the unusually cold weather experienced in the northeastern United States during the winter of 1995/96 and the associated reduction in the volumes of gas held in storage to abnormally low levels in the spring of 1996.

    During 1997, PGE expects to purchase a total of approximately 28,750,000 MCF of natural gas under seasonal or longer-term contracts at a currently projected average cost of $2.89 per MCF.

    PGE presently has adequate supplies of natural gas to meet the demands of existing customers through October, 1997, and the Company believes that PGE will be able to obtain sufficient supplies to meet the demands of its existing customers beyond October, 1997, and to serve new customers (of which approximately 4,000 are expected to be added in 1997).

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

    Since September 1, 1993, PGE has released portions of its firm pipeline transportation capacity to certain of its customers and third parties for varying periods extending up to three years. During 1996, the average daily capacity so released was 40,689 MCF, and the maximum capacity released on any one day in 1996 was 52,095 MCF. Through December 31, 1996, PGE had not, however, released any of its storage capacity.

    The Company believes that PGE has sufficient firm pipeline transportation and storage entitlements to meet the demands of its existing customers and to supply new customers.

    Peak Day Requirements. PGE plans for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 337,956 MCF, of which 252,550 MCF would be required for customers to whom PGE sells gas and 85,406 MCF would be required for customers for whom PGE provides transportation service. PGE's historic maximum daily sendout is 307,237 MCF, which occurred on January 17, 1997, when service to interruptible customers and select industrial users was curtailed. The mean temperature in its gas service area on that day was 5 degrees Fahrenheit.

    Capital Expenditures. Capital expenditures totaled $30.5 million during 1996, including $29.2 million for the construction of utility plant, and are estimated to be $45.4 million during 1997, consisting of $27.9 million relative to utility plant and $17.5 million with respect to the Company's nonregulated activities, including $13.1 million for residential and commercial real estate development.

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

    Rates. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a Settlement Agreement and Joint Petition for Settlement of Rate Investigation (the "Settlement Petition") with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 5.3% rate increase that was designed to produce $7.5 million of additional annual revenue. By Order adopted December 19, 1996, the PPUC approved the Settlement Petition effective January 15, 1997. Under the terms of the Settlement Petition, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    The provisions of the Code require that the tariffs of LDCs such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger LDCs, including PGE. Such quarterly adjustments are allowed when the actual costs vary from the costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE is still required to file an annual purchased gas cost rate.

    In accordance with these annual and quarterly procedures, PGE has been permitted to make the following changes since January 1, 1994, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
           March 1, 1997          $4.18   $4.49            $ 8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*
           December 1, 1994        3.74    3.68             (1,800,000)

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    FERC Order 636, among other matters, requires that PGE contract for sufficient gas supplies, pipeline capacity and storage for its annual needs. These added responsibilities have resulted in increased scrutiny by the PPUC as to the prudence of PGE's gas procurement and supply activities. However, to date, the PPUC has permitted PGE to recover all of its gas supply costs in the rates charged to customers. Additionally, although it cannot be certain, the Company believes that PGE will be able to continue demonstrating to the PPUC the prudence of its gas supply costs and, therefore, will be allowed to recover all such costs in its future purchased gas cost rates.

    Tax Surcharge Adjustments. Regulations of the PPUC provide for PGE to apply a state tax adjustment surcharge tariff to its bills for gas service to recoup any increased taxes or passthrough any decreased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. Currently, no state tax adjustment surcharge is being applied to PGE's bills for gas service.

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

    Number and Type of Customers. At December 31, 1995, PGE had approximately 133,400 water customers from which it derived total water revenues of $66.3 million during 1995 and $7.5 million during the period January 1 through February 15, 1996.

    Filtration of Water Supplies. All of PGE's water customers were supplied with filtered water (except for several hundred who were supplied with ground water from wells). The filtration of PGE's water supplies was performed at ten water treatment plants, located throughout PGE's water service area, which had an aggregate daily capacity of 101.1 million gallons.

    Construction  Expenditures.    PGE's  construction  expenditures  for  water
utility plant totaled $15.3 million in 1995 and $815,000 during the period January 1 through February 15, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

                                                           Positions and
                                      Officer            Offices with the
           Name               Age      Since                  Company
Kenneth L. Pollock             76       1987      Chairman  of   the   Board  of
                                                  Directors

Thomas F. Karam                38       1995      President and  Chief Executive
                                                  Officer

Vincent A. Bonaddio            47       1995      Vice President, Operations and
                                                  Engineering Services

Harry E. Dowling               47       1984      Vice    President,    Customer
                                                  Services

John F. Kell, Jr.              59       1978      Vice    President,   Financial
                                                  Services

Joseph F. Perugino             58       1988      Vice President

Thomas J. Ward                 46       1988      Vice President, Administrative
                                                  Services, and Secretary

Richard N. Marshall            39       1993      Treasurer     and    Assistant
                                                  Secretary

Thomas J. Koval                44       1992      Controller    and    Assistant
                                                  Treasurer


    Each of the Executive Officers  has  been  elected  to serve until the first meeting of the Board  of  Directors  of  the  Company  following the 1997 Annual
Meeting and until his successor  has  been  duly  elected.   Also, each of these
Officers holds the same position with  PGE,  except for Mr. Perugino, who is not an officer of PGE, but who is the President of PERI.  Other than with respect to
Mr. Karam, who has an  employment  agreement  with  the Company as President and
Chief Executive Officer for a five-year period ending September 1, 2001, and Mr.
Pollock, who has an employment  agreement  with  the  Company as Chairman of the
Board of Directors for a three-year period  ending June 26, 1999, subject to his re-election  by  the  Company's  shareholders,  there  are  no  arrangements  or understandings between any officer and any other person pursuant to which he was selected as an officer.



ITEM 2.  PROPERTIES

    Gas. PGE's gas system consists of approximately 2,265 miles of distribution lines, nine city gate and 75 major regulating stations and miscellaneous related and additional property. PGE believes that its gas utility properties are adequately maintained and in good operating condition in all material respects.

    Most of PGE's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by thirty supplemental indentures (collectively, the "Indenture") from PGE to First Trust of New York, National Association, as Trustee.

    Land.   As  of  March  1,  1997,  PGE  owned  approximately  46,000 acres of undeveloped land situated in northeastern Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

    There are no legal proceedings other than ordinary routine litigation incidental to the business of the Company or its subsidiaries.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    During the fourth quarter of 1996, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The Company's common stock is traded on the New York Stock Exchange under the symbol "PNT." Quotations are shown in the Wall Street Journal as "PennEntr" and in The New York Times as "PennEnt." As of March 1, 1997, there were approximately 6,627 holders of record of the Company's common stock.

    Listed below are the price ranges of the Company's common stock and the dividends per share of common stock paid during the years ended December 31, 1996 and 1995. The prices shown represent the high and low transaction prices for the respective quarters without retail mark-up, mark-down or commission. [CAPTION]

                                         Price Range(1)             Cash
                                        High        Low           Dividends(1)

              1996
          [S]                          [C]        [C]             [C]
          First quarter                $20.000    $18.313         $    .275
          Second quarter                21.313     18.813              .275
          Third quarter                 21.438     19.875              .275
          Fourth quarter                22.938     20.500              .275
            Total                                                 $   1.100

              1995
[CAPTION]
          [S]                          [C]        [C]             [C]
          First quarter                $15.688    $13.563         $    .275
          Second quarter                17.000     15.313              .275
          Third quarter                 17.313     15.375              .275
          Fourth quarter                19.063     17.125              .275
            Total                                                 $   1.100

    (1) After restatement for the two-for-one split of the Company's common stock effective March 20, 1997, as more fully discussed in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

    Information relating to restrictions on the payment of dividends by the Company is set forth in Note 8 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected consolidated financial data for the Company and its subsidiaries for each of the five years in the period ended December 31, 1996, is set forth below. This data should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Form 10-K:

                                           Year Ended December 31,
                               1996       1995       1994       1993       1992
                               (Thousands of Dollars, Except Per Share Amounts)
OPERATING REVENUES:
  Gas sales and services     $173,622   $160,850   $176,830   $159,541   $149,055
  Pipeline construction
  and services                 10,733        826         44         38         74
  Other                           125        259        223        194        223
    Total operating
      revenues                184,480    161,935    177,097    159,773    149,352

OPERATING EXPENSES:
  Cost of gas                  98,475     90,478    105,832     91,252     81,996
  Other operation expenses     37,417     24,584     24,133     23,204     23,114
  Maintenance                   5,513      4,967      4,436      3,695      3,405
  Depreciation                  7,833      7,018      6,671      6,389      6,088
  Income taxes                  5,800      3,955      4,541      5,159      5,296
  Taxes other than income
    taxes                      11,182      9,982     10,852     10,110      9,740
      Total operating
        expenses              166,220    140,984    156,465    139,809    129,639

OPERATING INCOME               18,260     20,951     20,632     19,964     19,713

OTHER INCOME (DEDUCTIONS),
  NET                           1,726        355        111       (540)      (173)

INTEREST CHARGES (1)          (10,192)   (15,422)   (13,791)   (12,886)   (12,927)

INCOME FROM CONTINUING
  OPERATIONS                    9,794      5,884      6,952      6,538      6,613

INCOME (LOSS) WITH RESPECT
  TO DISCONTINUED
  OPERATIONS, NET OF
  RELATED INCOME TAXES (2)       (363)    (3,834)    10,504      7,909      4,915

INCOME BEFORE SUBSIDIARY'S
  PREFERRED STOCK
  DIVIDENDS AND
  EXTRAORDINARY LOSS            9,431      2,050     17,456     14,447     11,528

SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS (1)           1,730      2,763      4,639      6,462      5,065

INCOME (LOSS) BEFORE
  EXTRAORDINARY LOSS            7,701       (713)    12,817      7,985      6,463

EXTRAORDINARY LOSS (NET OF
  RELATED TAX BENEFIT)         (1,117)         -          -          -          -

NET INCOME (LOSS)            $  6,584   $   (713)  $ 12,817   $  7,985   $  6,463


See page 17 for an explanation of footnotes.

                                           Year Ended December 31,
                               1996       1995       1994       1993       1992
                               (Thousands of Dollars, Except Per Share Amounts)
COMMON STOCK INFORMATION:
 Weighted average number
  of shares outstanding in
  thousands (3)                10,222     11,459     10,913      8,790      8,022
 Earnings (loss) per share
  of common stock: (3)
    Continuing operations (1)$    .79   $    .27   $    .21   $    .01   $    .20
    Discontinued operations      (.04)      (.33)       .96        .90        .61
    Net income (loss) before
      premium on repurchase/
      redemption of
      subsidiary's preferred
      stock and extraordinary
      loss                        .75       (.06)      1.17        .91        .81
    Premium on repurchase/
      redemption of
      subsidiary's preferred
      stock                      (.13)         -       (.09)         -          -
    Extraordinary loss           (.11)         -          -          -          -
 Earnings (loss) per share
  of common stock            $    .51   $   (.06)  $   1.08   $    .91   $    .81

 Cash dividends per share
   of common stock           $   1.10   $   1.10   $   1.10   $   1.10   $   1.10

CAPITALIZATION AT END
  OF PERIOD:
 Amounts -
  Common shareholders'
   investment                $117,651   $162,739   $172,012   $165,775   $135,144
  Preferred stock of PGE -
   Not subject to mandatory
    redemption, net            18,851     33,615     33,615     33,615     33,615
   Subject to mandatory
    redemption                    739      1,680      1,760     31,840     41,920
  Long-term debt               75,000    106,706    220,705    155,388    148,866
    Total capitalization     $212,241   $304,740   $428,092   $386,618   $359,545

 Ratios -
  Common shareholders'
   investment                   55.4%      53.4%      40.2%      42.9%      37.6%
  Preferred stock of PGE -
   Not subject to mandatory
    redemption, net              8.9       11.0        7.8        8.7        9.3
   Subject to mandatory
    redemption                   0.4        0.6        0.4        8.2       11.7
  Long-term debt                35.3       35.0       51.6       40.2       41.4
    Total                      100.0%     100.0%     100.0%     100.0%     100.0%



See page 17 for an explanation of footnotes.




                                        -16-

UTILITY PLANT AT END OF
  PERIOD:
 Total utility plant         $319,205   $295,895   $284,080   $269,819   $256,663
 Accumulated depreciation      79,783     76,882     74,408     70,954     65,318
    Net utility plant        $239,422   $219,013   $209,672   $198,865   $191,345

TOTAL ASSETS AT END OF
  PERIOD:
  Continuing operations      $366,810   $319,968   $321,236   $318,057   $257,458
  Discontinued operations,
    net (4)                         -    204,250    203,196    193,002    183,702
    Total                    $366,810   $524,218   $524,432   $511,059   $441,160


(1)  None of the Company's interest  charges  and  none of PGE's Preferred Stock dividends was allocated to the discontinued operations through the February
     15, 1996,  date  of  disposition.    Prior  to  that  time interest charges
     relating  to  indebtedness  of  PGE  were  allocated  to  the  discontinued
     operations based on the relationship  of  the  gross water utility plant of the discontinued operations  to  the  total  of  PGE's  gross gas and water utility plant.  This was the  same  method  as  was utilized by PGE and the
     PPUC in establishing the revenue requirements of its utility operations.

(2) See Note 2 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(3)  Reflects a two-for-one stock split  of the Company's common stock effective
     March 20, 1997, as more fully discussed in Note 5 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

(4) Net of (i) liabilities assumed by Pennsylvania-American (ii) estimated liability for income taxes on sale of discontinued operations, (iii) with respect to the year ended December 31, 1995, the anticipated income from the discontinued operations during the phase-out period for financial statement purposes of April 1, 1995, through February 15, 1996, and (iv) with respect to periods ended in 1994 and earlier years, other net assets of the discontinued operations (which were written off as of March 31, 1995). See Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.




















                                        -17-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING OF NATURAL GAS INDUSTRY

    The Company's principal operating subsidiary, PG Energy Inc. ("PGE"), is a regulated public utility engaged in the sale and distribution of natural gas which accounted for approximately 87% of the Company's operating revenues in 1996. The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is continuing to undergo significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also beginning to occur in the electric industry which competes with the natural gas industry for many of the same energy uses.

    The restructuring of the natural gas industry has already involved the decontrol of the wellhead price of natural gas, and interstate pipelines have been required by the Federal Energy Regulatory Commission ("FERC") to separate the merchant function of selling natural gas from the transportation and storage services they provide (frequently referred to as "unbundling") and to make those services available to end users on the same terms as LDCs. These changes in the operations of the interstate pipelines were designed to enhance competition and maximize the benefits of wellhead price decontrol.

    As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PGE, are presently responsible for the procurement of competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the Pennsylvania Public Utility Commission ("PPUC"), PGE currently offers transportation service to certain customers.

    Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PGE charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PGE paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 500 customers currently receiving transportation service, PGE's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PGE for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 43% of PGE's total gas deliveries in 1996, are charged rates approved by the PPUC, which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

    In December, 1996, legislation was enacted in Pennsylvania which provides all customers of electric utilities in the state with the right to choose the generator of their electricity. This customer choice, which is intended to increase competition and to lower costs for electricity, will be phased in over a three-year period ending on January 1, 2001. Under this legislation, the electric utilities in Pennsylvania will be required to unbundle generation charges from the other charges included in their currently bundled rates and customers will contract with qualified suppliers of their choosing, including the utility currently serving them, to purchase electric energy at nonregulated rates. The electric utilities will continue to utilize their transmission networks to distribute electricity to their customers regardless of supplier, a function which will remain subject to rate regulation by the PPUC.

    The Company and PGE believe that Pennsylvania may consider similar legislation with respect to the natural gas industry in 1997. Such legislation may require that PGE provide all of its customers with unbundled service over a period of several years. While the rates for the transportation of natural gas through PGE's distribution system and the storage services offered by PGE may continue to be price regulated by the PPUC, the commodity cost of gas may not be so regulated. Essentially, the transportation service which is now available to a limited number of PGE's customers, would be extended to all its customers. Customers would choose the supplier of their natural gas, which could be PGE, based on nonregulated market prices and other considerations.

    If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PGE will be faced with significant competition from other gas utilities and marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PGE does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PGE would not expect the legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on the recently-enacted electric industry legislation, PGE anticipates that any transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulatory assets) it might incur as a result of legislation providing for customer choice of natural gas suppliers would be recovered through a nonbypassable customer charge. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PGE cannot be determined, PGE does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PGE would be subject regarding the sale of natural gas to its customers.

EXPANSION OF NONREGULATED ACTIVITIES

    The Company intends that PGE, along with its affiliates, will remain a leading supplier of energy and energy-related products and services even if the sale of natural gas to its customers is deregulated. PGE will actively market the sale of natural gas, and possibly other forms of energy, to its customers on a competitive, nonregulated basis and will continue to aggressively add customers to its distribution system. Additionally, the Company plans to further expand the activities of Pennsylvania Energy Resources, Inc. ("PERI"), a nonregulated affiliate of PGE, which presently provides a broad array of energy supply and energy management services, including the marketing and sale of natural gas to commercial and industrial users in northeastern United States; the sale of propane on both a retail and wholesale level in central and northeastern Pennsylvania; the inspection, maintenance and servicing of residential and small commercial gas-fired equipment; and through its subsidiary, Keystone Pipeline Services, Inc. ("Keystone"), specialized pipeline distribution services for utilities, including keyhole vacuum excavation, camera inspection and bridge pipeline rehabilitation, as well as the installation of mains and services for the natural gas, water and sewer industries. In addition, the Company, through its subsidiary Theta Land Corporation ("Theta"), is presently initiating several residential and commercial development projects, including a residential development located at the Montage Mountain Ski Resort in Lackawanna County, known as "White Cliff at Montage," which will consist of townhomes and single family dwellings and a development near Wilkes-Barre in Luzerne County, known as "Laurel Run," which will consist of a motel, restaurant, small strip shopping center and townhomes on Company-owned land. Theta is also developing plans to conduct timber, sand and gravel operations on the Company's land and to increase the value being realized from the Company's extensive land holdings through a more active management of those resources.

DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among the Company, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996. The cash proceeds from the sale of approximately $203.3 million, net of an estimated $58.8 million of income taxes, were used by the Company and PGE to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes.

    The sale price reflected a $6.5 million premium over the book value of the assets being sold. However, after transaction costs and the net effect of other items, the sale resulted in an after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15, 1996).

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

STOCK SPLIT

    On February 19, 1997, the Board of Directors of the Company declared a two-for-one split of the Company's Common Stock effective March 20, 1997, as more fully discussed in Note 5 of the accompanying Notes to Consolidated Financial Statements. All per share data included in this Item 7 has been restated to reflect this two-for-one split.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the calendar years ended December 31, 1996, 1995 and 1994:

                                                Percentage of Operating Revenues
                                                    Year Ended December 31,
                                                 1996         1995         1994

OPERATING REVENUES:
  Gas sales and services.....................     94.1%        99.3%        99.9%
  Pipeline construction and services.........      5.8          0.5            -
  Other......................................      0.1          0.2          0.1
    Total operating revenues.................    100.0%       100.0%       100.0%

OPERATING EXPENSES:
  Cost of gas................................     53.4         55.9         59.8
  Other operation expenses...................     20.3         15.2         13.6
  Maintenance................................      3.0          3.1          2.5
  Depreciation...............................      4.2          4.3          3.8
  Income taxes...............................      3.6          2.4          2.5
  Taxes other than income taxes..............      6.1          6.2          6.1
    Total operating expenses.................     90.6         87.1         88.3

OPERATING INCOME.............................      9.4         12.9         11.7

OTHER INCOME, NET............................      1.4          0.2            -

INTEREST CHARGES(1)..........................     (5.5)        (9.5)        (7.8)

INCOME FROM CONTINUING OPERATIONS............      5.3          3.6          3.9

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS.................................     (0.2)        (2.3)         5.9

INCOME BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS AND EXTRAORDINARY LOSS.....      5.1          1.3          9.8

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....     (0.9)        (1.7)        (2.6)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS......      4.2         (0.4)         7.2

EXTRAORDINARY LOSS...........................     (0.6)           -            -

NET INCOME (LOSS)............................      3.6%        (0.4)%        7.2%

(1) None of the Company's interest expense and none of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

o   Year Ended December 31, 1996, Compared With Year Ended December 31, 1995

    Operating Revenues.  Operating revenues increased $22.5 million (13.9%) from
$161.9 million for 1995 to $184.5 million for 1996 largely as a result of $10.7 million of operating revenues relative to the pipeline construction and services activities of Keystone, which was acquired in December, 1995, and a $4.9 million increase in operating revenues relative to energy sales and services by PERI.
Also contributing to the increase in operating revenues was a higher level of revenues attributable to PGE's gas sales and services which increased by $7.8 million, primarily as a result of a 1.5 billion cubic feet (6.8%) increase in sales to residential and commercial heating customers. There was a 598 (9.9%) increase in heating degree days from 6,029 (95.8% of normal) during 1995 to 6,627 (105.3% of normal) during 1996. The effects of the increased sales to heating customers were partially offset by lower levels in the purchased gas cost component of PGE's tariffs (the "gas cost rate"). See "-Rate Matters."

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $25.2 million (17.9%) from $141.0 million for 1995 to $166.2 million for 1996. As a percentage of operating revenues, total operating expenses increased from 87.1% during 1995 to 90.6% during 1996.

    The cost of gas increased $8.0 million (8.8%) from $90.5 million for 1995 to $98.5 million for 1996 primarily because of a $4.1 million increase in the cost of gas relative to PERI's gas sales and services and a $3.9 million increase resulting from the aforementioned increase in sales by PGE to residential and commercial heating customers, the effects of which were partially offset by lower levels in PGE's gas cost rate (see "-Rate Matters").

    Other than the cost of gas and income taxes, operating expenses increased by $15.4 million (33.1%) from $46.6 million for 1995 to $61.9 million for 1996. This increase was largely attributable to a $12.8 million (52.2%) increase in other operation expenses, primarily as a result of $9.5 million of expenses relative to Keystone's pipeline construction and services activities, and a $2.6 million (11.7%) increase in expenses with respect to PGE's operations, which was principally the result of higher payroll and payroll-related costs. Payroll and payroll-related costs increased largely because of charges, which had formerly been allocated to PGE's discontinued operations, now being absorbed by its continuing operations. Also contributing to the higher operating expenses was an $815,000 (11.6%) increase in depreciation expense as a result of $170,000 of depreciation relative to Keystone and $641,000 of depreciation attributable to additions to PGE's utility plant.

    Income taxes increased $1.8 million from $4.0 million in 1995 to $5.8 million in 1996 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income decreased by $2.7 million (12.9%) from $21.0 million for 1995 to $18.3 million for 1996 and decreased as a percentage of total operating revenues for such periods from 12.9% in 1995 to 9.4% in 1996, primarily because of the higher level of operating expenses.

    Other Income, Net. Other income, net increased $1.4 million from $355,000 for 1995 to $1.7 million for 1996 largely as a result of investment income totaling $2.5 million relative to the temporary investment of a portion of the proceeds from the sale of PGE's regulated water utility operations. The effects of this increase were partially offset by charges of $548,000 relative to the sale and abandonment of PGE's interest in certain gas rights and properties in western Pennsylvania.

    Interest Charges. Interest charges decreased by $5.2 million (33.9%) from $15.4 million for 1995 to $10.2 million for 1996. This decrease was largely attributable to the lower level of indebtedness resulting from the repayment of PGE's $50.0 million term loan and all of its then outstanding bank borrowings on February 16, 1996, with proceeds from the sale of its regulated water utility operations on such date and the Company's defeasance of its 10.125% Senior Notes on September 30, 1996.

    Income From Continuing Operations. Income from continuing operations increased $3.9 million (66.5%) from $5.9 million for 1995 to $9.8 million for 1996. This increase was largely the result of the matters discussed above, principally the increase in operating revenues and other income, net and the decrease in interest charges, the effects of which were partially offset by increased operating expenses.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $1.0 million (37.4%) from $2.8 million for 1995 to $1.7 million for 1996, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of the year.

    Income (Loss) Before Extraordinary Loss. The increase in income before extraordinary loss of $8.4 million from a loss of $713,000 for 1995 to income of $7.7 million for 1996 was largely the result of the increase in income from continuing operations and the lower level of dividends on subsidiary's preferred stock, as discussed above, and the reduction of $3.5 million, from $3.8 million to $363,000, in the loss with respect to discontinued operations.

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

    Net Income (Loss). The increase in net income of $7.3 million from a loss of $713,000 for 1995, to income of $6.6 million for 1996, as well as the increase in earnings per share of common stock of $.57 from a loss of $.06 per share for 1995 to earnings of $.51 per share for 1996 (after a $.13 per share charge for the premium on repurchase of subsidiary's preferred stock and an $.11 per share charge relative to the extraordinary loss), were the result of the higher income from continuing operations and the reduced dividends on subsidiary's preferred stock, as discussed above, and the decrease of $.29 per share, from $.33 per share for 1995 to $.04 per share for 1996, in the loss with respect to discontinued operations.

 o  Year Ended December 31, 1995, Compared With Year Ended December 31, 1994

    Operating Revenues. Operating revenues decreased $15.2 million (8.6%) from $177.1 million for 1994 to $161.9 million for 1995. This decrease was primarily the result of a reduction in PGE's gas cost rate effective May 16, 1995. See "- Rate Matters." Also contributing to the decrease in revenues was the switching of certain of PGE's commercial and industrial customers from sales to transportation service and a 179 million cubic feet (0.8%) decrease in sales by PGE to residential and commercial heating customers, caused by a 133 (2.2%) decrease in heating degree days. There were 6,029 heating degree days (95.8% of normal) during 1995 compared to 6,162 (97.9% of normal) during 1994.

    Operating Expenses. Operating expenses, including depreciation and income taxes, decreased $15.5 million (9.9%) from $156.5 million for 1994 to $141.0 million for 1995. As a percentage of operating revenues, total operating expenses decreased from 88.3% during 1994 to 87.1% during 1995.

    The cost of gas decreased $15.4 million (14.5%) from $105.8 million for 1994 to $90.5 million for 1995, primarily because of the aforementioned reduction in PGE's gas cost rate effective May 16, 1995. See "-Rate Matters." Also contributing to the decrease was the reduced consumption by residential and commercial heating customers.

    Other than the cost of gas and income taxes, operating expenses increased $459,000 (1.0%) from $46.1 million for 1994 to $46.6 million for 1995. This increase was attributable to a $531,000 (12.0%) increase in maintenance expenses, principally as a result of charges relative to the maintenance of gas valves, a $451,000 (1.9%) increase in other operation expenses and a $347,000 (5.2%) increase in depreciation expense as a result of additions to utility plant. The effect of the increase was partially offset by an $870,000 (8.0%) decrease in taxes other than income taxes, primarily because of a decrease in gross receipts tax as a result of the lower level of operating revenues.

    Income taxes decreased $586,000 (12.9%) from $4.5 million in 1994 to $4.0 million in 1995 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges) and a reduction in the Pennsylvania corporate net income tax rate.

    Operating Income. As a result of the above, total operating income increased $319,000 (1.5%) from $20.6 million in 1994 to $21.0 million in 1995 and increased as a percentage of total operating revenues for such periods from 11.7% in 1994 to 12.9% in 1995.

    Other Income, Net. Other income, net increased $244,000 from $111,000 in 1994 to $355,000 in 1995, primarily as a result of a $227,000 write-off of expired advances related to income taxes and a $226,000 decrease in amortization of preferred stock issuance costs.

    Interest Charges. Interest charges increased by $1.6 million (11.8%) from $13.8 million for 1994 to $15.4 million for 1995. This increase was largely attributable to interest on overcollections of purchased gas costs and increased borrowings primarily as a result of the Company's May 31, 1994, term loan agreement. None of the interest expense on borrowings under the Company's term loan agreement or the Company's senior notes was allocated to the discontinued operations.

    Income From Continuing Operations. Income from continuing operations decreased $1.1 million (15.4%) from $7.0 million for 1994 to $5.9 million for 1995. This decrease was largely the result of the matters discussed above, principally the decrease in operating margin resulting from the lower level of sales by PGE to residential and commercial heating customers. The effect of the decreased operating margin was partially offset by the lower levels of taxes.

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

    Net Income (Loss). The decrease in net income (loss) of $13.5 million from income of $12.8 million for 1994 to a loss of $713,000 for 1995, as well as the decrease in earnings per share of common stock of $1.14 from earnings of $1.08 per share for 1994 (after an $.09 per share charge for the premium on redemption of subsidiary's preferred stock) to a loss of $.06 per share for 1995, were largely the result of the estimated loss (equivalent to $.52 per share) on the sale of PGE's water utility operations, as discussed above. Also contributing to the decreases in net income and earnings per share for 1995 was the lower income from continuing operations. The effects of these factors were partially offset by the reduced dividends on subsidiary's preferred stock and, in the case of earnings per share, the absence of any premium on the redemption of subsidiary's preferred stock.

RATE MATTERS

    Rate Increase. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a Settlement Agreement and Joint Petition for Settlement of Rate
Investigation (the "Settlement Petition") with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 5.3% rate increase that was designed to produce $7.5 million of additional annual revenue. By Order adopted December 19, 1996, the PPUC approved the Settlement Petition effective January 15, 1997. Under the terms of the Settlement Petition, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of LDCs such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs. The procedure is limited to purchased gas costs, to the exclusion of other rate matters, and requires a formal evidentiary proceeding conducted by the PPUC, the submission of specific information regarding gas procurement practices and specific findings of fact by the PPUC regarding the "least cost fuel procurement" policies of the utility.

    Effective September 14, 1995, the PPUC adopted regulations that provide for the quarterly adjustment of the annual purchased gas cost rate of larger LDCs, including PGE. Such quarterly adjustments are allowed when the actual costs vary from the costs reflected in the respective company's tariffs by 2% or more. Except for reducing the amount of any over or undercollections of gas costs, these regulations will not have any material effect on PGE's financial position or results of operations, and PGE is still required to file an annual purchased gas cost rate.

    In accordance with these annual and quarterly procedures, PGE has been permitted to make the following changes since January 1, 1994, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
           March 1, 1997          $4.18   $4.49            $ 8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*
           December 1, 1994        3.74    3.68             (1,800,000)

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other larger LDCs. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $857,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PGE in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 is being recovered by PGE in its PGC rate that was effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.1 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.0 million had been billed to PGE and $7.5 million had been recovered from its customers as of December 31, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

LIQUIDITY AND CAPITAL RESOURCES

Sale of Water Utility Operations

    On February 16, 1996, PGE sold its regulated water operations and certain related assets to Pennsylvania-American for $414.3 million, consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. The Company and PGE used the $203.3 million of cash proceeds from the sale, after an estimated $58.8 million of federal and state income taxes (of which $44.6 million had been paid as of December 31, 1996), to retire debt, to repurchase stock, for construction expenditures and for other working capital purposes. In this regard, PGE repaid its $50.0 million term loan due 1996 and all of its then outstanding bank borrowings on February 16, 1996, and the Company and PGE temporarily invested the balance of the proceeds. A portion of these proceeds were subsequently used by the Company to repurchase 2,025,928 shares of its common stock during 1996 for an aggregate consideration of $39.8 million, of which 1,781,204 shares were acquired in April pursuant to a self tender offer and 241,874 shares were acquired from time to time through open market transactions and an oddlot buyback program. Also during 1996 and using proceeds from the sale, PGE repurchased 134,359 shares of its 9% cumulative preferred stock for an aggregate consideration of $14.5 million and 20,330 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $1.0 million, largely pursuant to self tender offers conducted during March and April, 1996. Additionally, on June 17, 1996, PGE repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000. As of December 31, 1996, the only unexpended proceeds from the sale were $31.4 million which the Company had temporarily lent to PGE for its working capital needs.

Liquidity

    The primary capital needs of the Company continue to be the funding of PGE's construction program and the seasonal funding of PGE's gas purchases and increases in its customer accounts receivable. PGE's revenues are highly seasonal and weather-sensitive, with approximately 75% of its revenues normally being realized in the first and fourth quarters of the calendar year when the temperatures in its service area are the coldest.

    Additionally, as the Company's nonregulated activities expand, capital will be required for those activities, especially the residential and commercial real estate development projects that are planned for certain Company-owned land. The projects that are currently planned by the Company are in the initial planning and design phases, and the amount and type of funding that those projects will require has not yet been finalized. However, it is currently anticipated that approximately $13.1 million will be expended with respect to those projects in 1997 and that such expenditures will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

    With the repayment of its term loan and all its bank borrowings on February 16, 1996, and the availability of cash proceeds from the sale of its regulated water operations, PGE terminated its $60.0 million bank credit agreement. However, in order to finance construction expenditures and to meet its seasonal borrowing requirements, PGE has since made arrangements for a total of $65.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has six bank lines of credit with an aggregate borrowing capacity of $65.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of March 1, 1997, PGE had $27.2 million of borrowings outstanding under these bank lines of credit.

    The Company believes that PGE will be able to raise in a timely manner such funds as are required for its future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its nonregulated subsidiaries will be able to raise such funds as are required for their needs, including that required for the residential and commercial real estate development that is planned.

Long-Term Debt and Capital Stock Financings

    Both the Company and its subsidiaries, particularly PGE, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings consummated since the beginning of 1995, exclusive of interim bank borrowings and indebtedness that was assumed by Pennsylvania-American in connection with its purchase of PGE's water utility operations.

    On July 28, 1994, the Company implemented a Customer Stock Purchase Plan (the "Customer Plan") which provided the residential customers of PGE with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. Under the terms of the Customer Plan, 176,462 shares ($2.4 million) and 119,074 shares ($1.7 million) of the Company's common stock were issued in 1995 and 1994, respectively. The proceeds from the issuance of shares through the Customer Plan were used by the Company to purchase PGE common stock. Effective May 9, 1995, the Company suspended the Customer Plan because of the significant reduction in its capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    The Company also obtains external funds from the sale of its common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. However, from June 14, 1996, through December 31, 1996, the Company temporarily suspended the sale of newly-issued stock to both the DRP and Employees' Savings Plan as a result of the proceeds received from the sale of PGE's water utility operations, and during that period the two plans obtained shares of Company common stock for participants through open market purchases. Effective January 1, 1997, the Company resumed selling newly-issued stock to both the DRP and Employees' Savings Plan.

    Through the  DRP,  holders  of  shares  of  the  Company's  common stock may reinvest cash dividends and/or make cash investments in common stock of the Company. Under the DRP, 17,664 shares ($340,000), 232,610 shares ($3.3 million), and 124,542 shares ($1.8 million) of common stock were issued during 1996, 1995 and 1994, respectively. The DRP was amended on May 5, 1994, to provide the Company's shareholders with a method of reinvesting cash dividends and making cash investments to purchase newly-issued shares of the Company's common stock at a 5% discount from the market price. Prior to such amendment, cash dividends were reinvested at 100% of the market price in newly-issued shares and cash investments were used to purchase shares of the Company's common stock on the open market. Effective May 9, 1995, the Company suspended the cash investment feature of the DRP and the 5% discount from the market price on the reinvestment of dividends under the DRP because of the significant reduction in its capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American. The cash investment feature was, however, reinstated effective June 1, 1996.

    Under the Company's Employees' Savings Plan (a section 401(k) plan) which became effective January 1, 1992, the Company issued an additional 10,198 shares ($195,000) in 1996, 38,936 shares ($628,000) in 1995 and 36,200 shares
($540,000) in 1994. Additionally, under the Company's 1992 Stock Option Plan 37,400 shares ($561,000) and 9,600 shares ($144,000) were issued in 1996 and
1995, respectively.

    On October 12, 1995, PGE borrowed $50.0 million under a term loan agreement. The proceeds from the term loan, along with other funds provided by PGE, were utilized on October 13, 1995, to redeem the $50.0 million principal amount of PGE's 9.57% Series First Mortgage Bonds due September 1, 1996, in connection with the then-pending sale of PGE's water utility operations to Pennsylvania-American. PGE repaid its $50.0 million term loan on February 16, 1996, with proceeds from the sale of its water utility operations to Pennsylvania-American.

    On December 7, 1995, PERI borrowed $2.0 million pursuant to a five-year term loan agreement. PERI used the proceeds it so received, along with an equity investment from the Company, to acquire all of the outstanding stock of Keystone (formerly known as Ford, Bacon & Davis Sealants, Inc.) from Ford, Bacon & Davis Companies, Inc., a wholly-owned subsidiary of Deutsche Babcock Technologies, Inc. On May 31, 1996, PERI repaid all principal amounts outstanding under the loan with an advance it received from the Company.

Capital Expenditures and Related Financings

    Capital expenditures totaled $30.5 million during 1996, including $29.2 million of expenditures for the construction of utility plant. During 1995 and 1994, respectively, expenditures for the construction of utility plant totaled $21.1 million and $19.6 million. Such expenditures were financed with internally-generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

    The Company estimates that its capital expenditures will total $45.4 million during 1997, consisting of $27.9 million relative to utility plant and $17.5 million with respect to the Company's nonregulated activities, including $13.1 million for residential and commercial real estate development. Capital expenditures are currently expected to range from $35.0-40.0 million in each of the years 1998 and 1999, of which $25.0-30.0 million will involve utility plant and the balance will relate to the Company's nonregulated activities, primarily residential and commercial real estate development projects. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and to the extent necessary by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of December 31, 1996, $38.7 million of PGE's long-term debt, and $115,000 of PGE's preferred stock was required to be repaid within twelve months.

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

Forward-Looking Statements

    Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement, such as the nature of Pennsylvania legislation restructuring the natural gas industry and general economic conditions and uncertainties relating to new projects like the residential and commercial development projects on Company-owned land.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements of the Company and its subsidiaries and the report of independent public accountants thereon are presented on pages 31 through 57 of this Form 10-K. All per share data included in this Item 8 has been restated to reflect the two-for-one split of the Company's Common Stock effective March 20, 1997, as more fully discussed in Note 5 of the Notes to Consolidated Financial Statements contained herein.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Enterprises, Inc.:

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Pennsylvania Enterprises, Inc. (a Pennsylvania corporation) and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of income, common shareholders' investment, and cash flows for each of the three years in the period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pennsylvania Enterprises, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the three-year period ended December 31, 1996 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.






                                                 ARTHUR ANDERSEN LLP


New York, N.Y.
February 19, 1997

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                          1996          1995
                                                        (Thousands of Dollars)
ASSETS
UTILITY PLANT:
  At original cost                                      $319,205      $295,895
  Accumulated depreciation                               (79,783)      (76,882)
                                                         239,422       219,013

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                       12,502        11,553
  Accumulated depreciation                                (4,674)       (5,394)
  Other                                                    1,720           983
                                                           9,548         7,142

CURRENT ASSETS:
  Cash and cash equivalents                                1,126           629
  Accounts receivable -
    Customers                                             22,464        21,066
    Others                                                   565           815
    Reserve for uncollectible accounts                    (1,233)         (788)
  Unbilled revenues                                       12,966        10,319
  Materials and supplies, at average cost                  2,865         2,876
  Gas held by suppliers, at average cost                  20,265        15,140
  Natural gas transition costs collectible                 2,525         4,612
  Deferred cost of gas and supplier refunds, net          19,316             -
  Prepaid expenses and other                               1,438         3,486
                                                          82,297        58,155

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                            29,771        30,015
    Other                                                  4,274         3,013
  Unamortized debt expense                                 1,498         2,630
                                                          35,543        35,658



NET ASSETS OF DISCONTINUED OPERATIONS (Note 2)                 -       204,250







TOTAL ASSETS                                            $366,810      $524,218




The accompanying notes are an integral part of the consolidated financial statements.


                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             CONSOLIDATED BALANCE SHEETS

                                                              December 31,
                                                          1996          1995
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
CAPITALIZATION (see accompanying statements):
 Common shareholders' investment (Notes 5 and 8)        $117,651      $162,739
 Preferred stock of PGE (Note 6) -
   Not subject to mandatory redemption, net               18,851        33,615
   Subject to mandatory redemption                           739         1,680
 Long-term debt (Note 7)                                  75,000       106,706
                                                         212,241       304,740

CURRENT LIABILITIES:
  Current portion of long-term debt (Notes 7 and 9)       38,721       116,001
  Preferred stock subject to repurchase or mandatory
    redemption (Note 6)                                      115            80
  Notes payable (Note 9)                                  10,000        10,180
  Accounts payable                                        19,945        18,531
  Deferred cost of gas and supplier refunds, net               -           434
  Accrued general business and realty taxes                2,350         1,493
  Accrued income taxes                                    14,525           526
  Accrued interest                                         1,243         2,307
  Accrued natural gas transition costs (Note 3)            2,095         2,278
  Other                                                    3,904         3,534
                                                          92,898       155,364

DEFERRED CREDITS:
  Deferred income taxes                                   49,270        48,835
  Accrued natural gas transition costs (Note 3)                -         1,144
  Unamortized investment tax credits                       4,767         4,938
  Operating reserves                                       3,086         3,709
  Other                                                    4,548         5,488
                                                          61,671        64,114






COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)





TOTAL CAPITALIZATION AND LIABILITIES                    $366,810      $524,218




The accompanying notes are an integral part of the consolidated financial statements.


                                        -33-

                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF INCOME

                                                      Year Ended December 31,
                                                    1996        1995        1994
                                                       (Thousands of Dollars)
OPERATING REVENUES:
  Gas sales and services                         $  173,622  $  160,850  $  176,830
  Pipeline construction and services                 10,733         826          44
  Other                                                 125         259         223
    Total operating revenues                        184,480     161,935     177,097

OPERATING EXPENSES:
  Cost of gas                                        98,475      90,478     105,832
  Other operation expenses                           37,417      24,584      24,133
  Maintenance                                         5,513       4,967       4,436
  Depreciation                                        7,833       7,018       6,671
  Income taxes                                        5,800       3,955       4,541
  Taxes other than income taxes                      11,182       9,982      10,852
    Total operating expenses                        166,220     140,984     156,465

OPERATING INCOME                                     18,260      20,951      20,632

OTHER INCOME, NET (Note 4)                            1,726         355         111

INCOME BEFORE INTEREST CHARGES                       19,986      21,306      20,743

INTEREST CHARGES:
  Interest on long-term debt                          9,609      13,672      12,589
  Other interest                                        760       1,844       1,223
  Allowance for borrowed funds used
    during construction                                (177)        (94)        (21)
      Total interest charges                         10,192      15,422      13,791

INCOME FROM CONTINUING OPERATIONS                     9,794       5,884       6,952

INCOME (LOSS) WITH RESPECT TO DISCONTINUED
  OPERATIONS (Note 2)                                  (363)     (3,834)     10,504

INCOME BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                     9,431       2,050      17,456

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                1,730       2,763       4,639

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS               7,701        (713)     12,817

EXTRAORDINARY LOSS (NET OF TAX BENEFIT
  OF $575,000) (Note 7)                              (1,117)          -           -

NET INCOME (LOSS)                                $    6,584  $     (713) $   12,817

COMMON STOCK: (Note 5)
  Earnings (loss) per share of common stock:
    Continuing operations                        $      .79  $      .27  $      .21
    Discontinued operations                            (.04)       (.33)        .96
    Net income (loss) before premium on
      repurchase/redemption of subsidiary's
      preferred stock and extraordinary loss            .75        (.06)       1.17
    Premium on repurchase/redemption of
      subsidiary's preferred stock                     (.13)          -        (.09)
    Extraordinary loss                                 (.11)          -           -
    Earnings (loss) per share of common stock    $      .51  $     (.06) $     1.08

  Weighted average number of shares outstanding  10,222,002  11,458,872  10,913,136




The accompanying notes are an integral part of the consolidated financial statements.








                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Year Ended December 31,
                                                     1996       1995       1994
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends          $  8,064   $  3,121   $  2,313
  Effects of noncash charges to income -
    Depreciation                                       7,896      7,018      6,693
    Deferred income taxes, net                         2,104       (251)       752
    Provisions for self insurance                      1,042      2,652      1,030
    Extraordinary loss, net of tax benefit            (1,117)         -          -
    Other, net                                         2,335      5,572      3,074
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and accrued utility revenues          (3,350)      (219)     1,435
    Gas held by suppliers                             (5,125)     4,885      6,625
    Accounts payable                                   2,057        321     (4,375)
    Deferred cost of gas and supplier refunds, net   (18,493)     5,715      5,784
    Other current assets and liabilities, net          2,235     (6,509)      (763)
  Other operating items, net                          (5,458)     2,628     (6,588)
      Net cash provided by (used for) continuing
        operations                                    (7,810)    24,933     15,980
  Net cash provided by (used for) discontinued
    operations                                       (45,173)     3,764        552
      Net cash provided by (used for) operating
        activities                                   (52,983)    28,697     16,532

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                         (29,312)   (20,615)   (16,960)
  Proceeds from the sale of discontinued operations  261,752          -          -
  Acquisition of nonregulated business                     -     (3,169)         -
  Other, net                                          (1,803)    (4,934)     1,098
      Net cash provided by (used for) investing
        activities                                   230,637    (28,718)   (15,862)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                             1,291      4,045      3,887
  Repurchase of common stock                         (40,452)         -          -
  Common stock subscribed, net                             -          -      2,515
  Repurchase/redemption of preferred stock of PGE    (15,670)       (80)   (30,080)
  Dividends on common stock                          (11,174)   (12,605)   (12,002)
  Issuance of long-term debt                               -     52,000     50,000
  Repayment of long-term debt                        (81,906)   (53,535)   (31,055)
  Net increase (decrease) in bank borrowings         (27,903)    10,500     15,370
  Other, net                                          (1,343)        (5)    (1,724)
      Net cash provided by (used for) financing
        activities                                  (177,157)       320     (3,089)

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                            497        299     (2,419)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR           629        330      2,749
CASH AND CASH EQUIVALENTS AT END OF YEAR            $  1,126   $    629   $    330

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest (net of amount capitalized)            $ 10,423   $ 27,951   $ 24,622
    Income taxes                                    $ 46,605   $  8,748   $  7,460






The accompanying notes are an integral part of the consolidated financial statements.





                     PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                          December 31,
                                                   1996                1995
                                                    (Thousands of Dollars)
COMMON SHAREHOLDERS' INVESTMENT (Notes 5 and 8):
  Common stock, no par value
    (stated value $5 per share)
    Authorized - 30,000,000 shares
    Outstanding - 9,607,972 shares and
      11,568,638 shares, respectively            $  48,040           $  57,843
  Additional paid-in capital                        20,391              49,749
  Retained earnings                                 49,220              55,147
     Total common shareholders' investment         117,651   55.4%     162,739   53.4%

PREFERRED STOCK of PGE, par value $100 per share
  Authorized - 997,500 shares (Note 6):
    Not subject to mandatory redemption, net -
      4.10% cumulative preferred,
        79,670 and 100,000 shares outstanding,
        respectively                                 7,967              10,000
      Less current repurchases                         (35)                  -
      9% cumulative preferred, 115,641 and
        250,000 shares outstanding, respectively,
        net of issuance costs                       10,919              23,615
    Total preferred stock not subject to
        mandatory redemption, net                   18,851    8.9%      33,615   11.0%
    Subject to mandatory redemption -
      5.75% cumulative preferred, 8,192 and
        17,600 shares outstanding, respectively        819               1,760
      Less current redemption requirements             (80)                (80)

    Total preferred stock subject to
        mandatory redemption                           739    0.4%       1,680    0.6%

LONG-TERM DEBT (Note 7):
  First mortgage bonds                              55,000              55,000
  Notes                                             58,721             167,707
  Less current maturities and sinking
    fund requirements                              (38,721)           (116,001)
     Total long-term debt                           75,000   35.3%     106,706   35.0%

TOTAL CAPITALIZATION                             $ 212,241  100.0%   $ 304,740  100.0%










The accompanying notes are an integral part of the consolidated financial statements.




                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT

               FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                          Common   Additional
                                Common    Stock     Paid-In   Retained
                                 Stock  Subscribed  Capital   Earnings   Total
                                            (Thousands of Dollars)
Balance at December 31, 1993    $54,140 $        - $   43,005 $ 68,630 $165,775

Net income for 1994                   -          -          -   12,817   12,817
Issuance of common stock          1,399          -      2,488        -    3,887
Common stock subscribed, net          -      2,515          -        -    2,515
Premium on redemption of
  preferred stock of PGE              -          -          -     (980)    (980)
Cash dividends on common stock
  ($1.10 per share)                   -          -          -  (12,002) (12,002)

Balance at December 31, 1994     55,539      2,515     45,493   68,465  172,012

Net loss for 1995                     -          -          -     (713)    (713)
Issuance of common stock          2,304          -      4,256        -    6,560
Common stock subscribed, net          -     (2,515)         -        -   (2,515)
Cash dividends on common stock
  ($1.10 per share)                   -          -          -  (12,605) (12,605)

Balance at December 31, 1995     57,843          -     49,749   55,147  162,739

Net income for 1996                   -          -          -    6,584    6,584
Issuance of common stock            328          -        963        -    1,291
Repurchase of common stock      (10,131)         -    (30,321)       -  (40,452)
Premium on repurchase of
  preferred stock of PGE              -          -          -   (1,337)  (1,337)
Cash dividends on common stock
  ($1.10 per share)                   -          -          -  (11,174) (11,174)

Balance at December 31, 1996    $48,040 $        - $   20,391 $ 49,220 $117,651














The accompanying notes are an integral part of the consolidated financial statements.




                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. Pennsylvania Enterprises, Inc. ("the Company") is a holding company whose principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility formerly known as Pennsylvania Gas and Water Company, distributes natural gas to a ten-county area in northeastern Pennsylvania, a territory that includes 116 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport. On February 14, 1997, PGE acquired all of the outstanding capital stock of Honesdale Gas Company ("Honesdale"), also a regulated public utility, which distributes natural gas to approximately 3,200 customers in portions of Pike and Wayne Counties in northeastern Pennsylvania.

    The Company, through its other subsidiaries, Pennsylvania Energy Resources, Inc. ("PERI"), Theta Land Corporation and Keystone Pipeline Services, Inc.
("Keystone"), a wholly-owned subsidiary of PERI, is also engaged in various nonregulated activities, including the marketing and sale of natural gas and propane and other energy-related services, as well as the construction, maintenance and rehabilitation of natural gas distribution pipelines. Additionally, Theta is presently initiating several residential and commercial real estate development projects on Company-owned land, for which construction will commence in 1997. Prior to 1996, these activities were not significant to the operations of the Company as a whole. Pennsylvania Energy Marketing Company, previously a subsidiary of the Company, was merged into PERI on May 31, 1996.

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, PGE, PERI and Theta. The consolidated financial statements also include the accounts of Keystone beginning December 4, 1995, the date Keystone was acquired by PERI. All material intercompany accounts have been eliminated in consolidation.

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

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters (see "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Restructuring of Natural Gas Industry" in Item 7 of this Form 10-K) which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

    Utility Plant and Depreciation.    Utility  plant  is  stated at cost, which
represents the original cost of construction, including payroll, administrative and general costs, and an allowance for funds used during construction.

    The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying consolidated statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 9% in 1996, 8% in 1995 and 7% in 1994.

    PGE provides for depreciation on a straight-line basis. Exclusive of transportation and work equipment, the annual provision for depreciation, as related to the average depreciable original cost of utility plant, was 2.60% in 1996, 2.75% in 1995 and 2.77% in 1994, respectively.

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

    PGE generally passes on to its customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, PGE defers any current under or over-recoveries of gas costs and collects or refunds such amounts in subsequent periods. PGE had underrecoveries of gas costs totaling $29.6 million, $10.4 million and $15.8 million as of December 31, 1996, 1995 and 1994, respectively.

    Deferred Charges (Regulatory Assets). PGE generally accounts for and reports its costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. These amounts relate to previously-issued orders of the PPUC and are of a nature which, in the opinion of the Company, will be recoverable in future rates, based on such rate orders. In addition to deferred taxes collectible, which represent the probable future rate recovery of the previously unrecorded deferred taxes primarily relating to certain temporary differences in the basis of utility plant not previously recorded because of the regulatory rate practices of the PPUC, the following deferred charges are included as "Other" regulatory assets as of December 31, 1996 and 1995:
[CAPTION]
                                                   1996              1995
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Computer software costs                      $ 1,293           $   415
    Early retirement plan charges                    664               710
    Rate case expense                                588                11
    Low income usage reduction program               492               429
    Extraordinary charges due to flooding            426                 -
    Customer assistance program                      219               109
    Corrosion control costs                          194               341
    Natural gas transition costs collectible           -               497
    Other                                            398               501

      Total                                      $ 4,274           $ 3,013

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

    Income Taxes. The Company provides for deferred taxes in accordance with the provisions of FASB Statement 109. The components of the Company's net deferred income tax liability relative to continuing operations as of December 31, 1996 and 1995, are shown below:
[CAPTION]

                                                   1996              1995
                                                   (Thousands of Dollars)
    [S]                                          [C]               [C]
    Utility plant basis differences              $53,132           $51,822
    FERC Order 636 transition costs                  181               700
    Postretirement benefits                         (726)             (536)
    Take-or-pay costs, net                          (467)             (467)
    Alternative minimum tax                            -            (1,947)
    Operating reserves                            (1,406)           (1,300)
    Other                                         (1,444)              563

        Net deferred income tax liability        $49,270           $48,835

    The provision for income taxes relative to continuing operations consists of the following components:
[CAPTION]
                                                  1996       1995       1994
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Included in operating expenses:
      Currently payable -
        Federal                                  $ 2,513    $ 3,129    $ 1,814
        State                                      1,519      1,284      1,219
          Total currently payable                  4,032      4,413      3,033
      Deferred, net -
        Federal                                    2,059        198      1,785
        State                                       (119)      (463)      (105)
          Total deferred, net                      1,940       (265)     1,680
      Amortization of investment tax credits        (172)      (193)      (172)
          Total included in operating expenses     5,800      3,955      4,541

    Included in other income, net:
      Currently payable -
        Federal                                      806        126        185
        State                                        (19)        44         79
          Total currently payable                    787        170        264
      Deferred, net -
        Federal                                        -          -         10
        State                                          -          -         12
          Total deferred, net                          -          -         22
          Total included in other income, net        787        170        286

          Total provision for income taxes       $ 6,587    $ 4,125    $ 4,827

    The total provision for income taxes relative to continuing operations shown in the accompanying consolidated statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to
income before income taxes.   The  following  table summarizes the major reasons
for this difference:
[CAPTION]
                                                   1996       1995       1994
                                                    (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Income before income taxes                   $16,381    $10,009    $11,828
    Tax expense at statutory federal
      income tax rate                            $ 5,733    $ 3,503    $ 4,140
    Increases (reductions) in taxes
      resulting from -
        State income taxes, net of
          federal income tax benefit                 898        562        942
        Amortization of investment tax
          credits                                   (172)      (193)      (172)
        Other, net                                   128        253        (83)

      Total provision for income taxes           $ 6,587    $ 4,125    $ 4,827

    Long Lived Assets. FASB Statement 121, "Accounting for the Impairment of Long-Lived Assets" requires that long-lived assets, identifiable intangibles, capital leases and goodwill be reviewed for impairment whenever events occur or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In addition, FASB Statement 121 requires that regulatory assets meet the recovery criteria of FASB Statement 71, "Accounting for Effects of Certain Types of Regulation", on an ongoing basis in order to avoid a writedown. The implementation of FASB Statement 121 in 1996 did not have a significant impact on the Company or PGE. The carrying amount of all assets, including regulatory assets, is considered recoverable.

(2)  DISCONTINUED OPERATIONS

    Pursuant to an Asset Purchase Agreement dated April 26, 1995, as amended (the "Agreement"), among the Company, PGE, American Water Works Company, Inc. ("American") and Pennsylvania-American Water Company ("Pennsylvania-American"), a wholly-owned subsidiary of American, the Company and PGE sold substantially all of the assets, properties and rights of PGE's water utility operations to Pennsylvania-American on February 16, 1996. Under the terms of the Agreement, Pennsylvania-American paid PGE $414.3 million consisting of $262.1 million in cash and the assumption of $152.2 million of PGE's liabilities, including $141.0 million of its long-term debt. PGE continued to operate the water utility business until February 16, 1996. The cash proceeds from the sale of approximately $203.3 million, net of the estimated $58.8 million of income taxes, were used by the Company and PGE to retire debt, to repurchase stock (see
Note 5 of these Notes to Consolidated Financial Statements), for construction expenditures and for working capital for their continuing operations.

    The sale price reflected a $6.5 million premium over the book value of the assets sold. However, after transaction costs and the net effect of other items, the sale resulted in an estimated after tax loss of approximately $6.2 million, net of the income from the water operations during the phase-out period (which for financial reporting purposes was April 1, 1995, through February 15,
1996). The sale involved a gain for income tax purposes, primarily because of the accelerated depreciation that had been claimed by PGE with respect to the water utility plant that was sold. It is estimated that the income taxes payable on the sale, for which deferred income taxes had previously been provided, will be approximately $58.8 million, of which $44.6 million had been paid as of December 31, 1996.

    The accompanying consolidated financial statements reflect PGE's water utility operations as "discontinued operations" effective March 31, 1995. Interest charges relating to indebtedness of PGE were allocated through the date of disposition to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PGE's gross gas and water utility plant. This is the same method as was utilized by PGE and the PPUC in establishing the revenue requirements of both PGE's gas and water utility operations. None of the dividends on PGE's preferred stock nor any of the Company's interest expense were allocated to the discontinued operations.

    Selected financial information for the discontinued operations as of December 31, 1995, and for the years ended December 31, 1995 and 1994, is set forth below:
                    Net Assets of Discontinued Operations

[CAPTION]
                                                              As of
                                                        December 31, 1995
                                                     (Thousands of Dollars)
[S]                                                     [C]
Net utility plant                                       $         368,742
Other assets                                                       38,508
Total assets being acquired by
  Pennsylvania-American                                           407,250
Liabilities being assumed by
  Pennsylvania-American                                           147,080
Net assets being acquired by
  Pennsylvania-American                                           260,170
Estimated liability for income taxes on
  sale of discontinued operations                                 (56,710)
Estimated net income of discontinued operations
  during the remainder of the phase-out period                        790

Total net assets of discontinued operations             $         204,250

                      Income From Discontinued Operations

[CAPTION]
                                              Years ended December 31,
                                                1995*           1994
                                               (Thousands of Dollars)
[S]                                           [C]             [C]
Operating revenues                            $ 15,640        $ 66,731
Operating expenses, excluding income taxes       8,875          36,677
Operating income before income taxes             6,765          30,054
Income taxes                                     1,403           6,850
Operating income                                 5,362          23,204
Other income                                         9              49
Allocated interest charges                      (3,244)        (12,749)

Income from discontinued operations           $  2,127        $ 10,504

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

                 Net Cash Provided by Discontinued Operations
[CAPTION]
                                              Years ended December 31,
                                               1995*            1994
                                               (Thousands of Dollars)
[S]                                           [C]             [C]
Income from discontinued operations           $  2,127        $ 10,504
Noncash charges (credits) to income:
    Depreciation                                 1,946           7,672
    Deferred treatment plant costs, net            145             581
    Deferred income taxes                          447           5,146
    Deferred water utility billings                  -          (5,574)
Changes in working capital, exclusive
  of long-term debt                              1,648             353
Additions to utility plant                      (2,276)        (20,980)
Utilization of restricted funds                      -           9,753
Net increase (decrease) in long-term
   debt                                          1,010          (6,834)
Other, net                                      (1,283)            (69)

Net cash provided by discontinued
  operations                                  $  3,764        $    552

* Reflects amounts only through March 31, 1995, the effective date of the discontinuance of PGE's water utility operations for financial statement purposes.

(3)  RATE MATTERS

    Rate Increase. On May 24, 1996, PGE filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $14.1 million in additional annual revenue, to be effective July 23, 1996. On June 20, 1996, the PPUC suspended this rate increase for seven months (until February 23, 1997) in order to investigate the reasonableness of the proposed rates. On November 7, 1996, PGE and certain parties filing objections to the rate increase request filed a Settlement Agreement and Joint Petition for Settlement of Rate
Investigation (the "Settlement Petition") with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. This Settlement Petition provided for an overall 5.3% rate increase that was designed to produce $7.5 million of additional annual revenue. By Order adopted December 19, 1996, the PPUC approved the Settlement Petition effective January 15, 1997. Under the terms of the Settlement Petition, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") such as PGE, be adjusted on an annual basis, and on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures PGE has been permitted to make the following changes since January 1, 1994, to the gas costs contained in its gas tariff rates:
[CAPTION]

                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
           [S]                     [C]     [C]             [C]
           December 1, 1996        3.01    4.18            $32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000
           December 1, 1995        2.42    2.75              9,600,000
           May 15, 1995            3.68    2.42             (8,200,000)*
           December 1, 1994        3.74    3.68             (1,800,000)

    * Represents estimated reduction in revenue for the period May 15, 1995, through November 30, 1995.

    The changes in gas rates on account of purchased gas costs have no effect on PGE's earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. On October 15, 1993, the PPUC adopted an annual purchased gas cost ("PGC") order (the "PGC Order") regarding recovery of Federal Energy Regulatory Commission ("FERC") Order 636 transition costs. The PGC Order stated that Account 191 and New Facility Costs (the "Gas Transition Costs") are subject to recovery through the annual PGC rate filings made with the PPUC by PGE and other LDCs. The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Code. The PGC Order further stated that all such filings would be evaluated on a case-by-case basis.

    PGE was billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines. Of this amount, $857,000 was recovered by PGE over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PGE in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 is being recovered by PGE in its PGC rate that was effective December 1, 1996.

    By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs that it estimates it will ultimately be billed pursuant to FERC Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.1 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.0 million had been billed to PGE and $7.5 million had been recovered from its customers as of December 31, 1996. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

(4)  OTHER INCOME, NET

    Other income, net was comprised of the following elements:

                                                     Year Ended December 31,
                                                   1996       1995       1994
                                                     (Thousands of Dollars)
    [S]                                          [C]        [C]        [C]
    Interest income on the temporary investment
      of proceeds from the sale of PGE's
      water utility operations, net of related
      income taxes                               $ 1,895    $     -    $     -
    Loss on sale and retirement of gas wells
      and related abandonment of subsurface
      gas rights, net of related income taxes       (321)         -          -
    Gain on sale of land and other property,
      net of related income taxes                    141          -        165
    Write-off of expired advances relating
      to income taxes, net of related
      income taxes                                     -        227          -
    Amortization of preferred stock issuance
      costs, net of related income tax benefits    (13)          (1)      (227)
    Other                                             24        129        173
      Total                                      $ 1,726    $   355    $   111

(5)  COMMON STOCK

    Common Stock Split. On February 19, 1997, the Board of Directors adopted resolutions to amend the Company's Restated Articles of Incorporation to (i) increase the number of authorized shares of its common stock from 15 million shares to 30 million shares and (ii) reduce the stated value of such shares from $10.00 per share to $5.00 per share upon the filing of a Certificate of Amendment with the Secretary of the State of Pennsylvania on March 20, 1997. Such actions will have no effect on the Company's capital accounts. On February 19, 1997, the Board of Directors also declared a two-for-one stock split of the Company's Common Stock effective March 20, 1997. The number of shares of common stock reflected in these consolidated financial statements and the earnings per share of common stock for each year presented have been restated to give retroactive effect to this stock split.

    Repurchase of Common Stock. During 1996, the Company used proceeds it received in connection with PGE's sale of its water utility operations to Pennsylvania-American on February 16, 1996, to repurchase shares of its common stock. Specifically, a portion of these proceeds were used by the Company to repurchase 2,025,928 shares of its common stock during 1996 for an aggregate consideration of $39.8 million, of which 1,781,204 shares were acquired in April pursuant to a self tender offer and 244,724 shares were acquired from time to time through open market purchases and an oddlot buyback program.

    Customer Stock Purchase Plan. On July 28, 1994, the Company implemented a Customer Stock Purchase Plan (the "Customer Plan") which provided the residential customers of PGE with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. Under the terms of the Customer Plan, 176,462 shares ($2.4 million) and 119,074 shares ($1.7 million) of the Company's common stock were issued during 1995 and 1994, respectively. Effective May 9, 1995, the Company suspended the Customer Plan because of the significant reduction in its capital requirements resulting from the sale of PGE's water utility operations to Pennsylvania-American.

    Dividend Reinvestment  and  Stock  Purchase  Plan.    Through  the Company's
Dividend Reinvestment and Stock Purchase Plan  ("DRP"), holders of shares of the

Company's common stock may reinvest cash dividends and/or make cash investments in the common stock of the Company. Under the DRP, 17,664 shares ($340,000), 233,010 shares ($3.3 million) and 124,542 shares ($1.8 million) of common stock were issued during 1996, 1995 and 1994, respectively.

    Employees' Savings Plan.   Under  the  Company's  Employees' Savings Plan (a
section 401(k) plan) which became effective January 1, 1992, the Company issued an additional 10,198 shares ($195,000) in 1996, 38,936 shares ($628,000) in 1995 and 36,200 shares ($540,000) in 1994.

    Stock Option Plan. On June 3, 1992, the Company's shareholders approved the Pennsylvania Enterprises, Inc. 1992 Stock Option Plan (the "Plan"). Under the terms of the Plan, a total of 430,000 shares of authorized but unissued shares of the Company's common stock have been reserved and made available for distribution to eligible employees. Stock options awarded under the Plan may be either Incentive Stock Options or Nonqualified Stock Options.

    In October, 1995, FASB Statement 123, "Accounting For Stock-Based Compensation," was issued. The Company adopted the disclosure provisions of
FASB Statement 123 in 1996, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock option and stock award plans. Accordingly, for the years ended December 31, 1996, 1995 and 1994, no compensation expense was recognized for options granted under the Plan. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the method required for 1996 in accordance with FASB Statement 123, the Company's net income and earnings per share for 1996 would have been reduced to the pro forma amounts shown below:
[CAPTION]
         [S]                                           [C]
         Net income:
           As reported                                 $6.6 million
           Pro forma                                   $5.9 million

         Earnings per common share:
           As reported                                 $    .51
           Pro forma                                   $    .44

    A summary of the stock options outstanding during each of the three years in the period ended December 31, 1996, pursuant to the terms of the Plan, all of which were Nonqualified Stock Options, is set forth below:
[CAPTION]
                                              Number of           Weighted
                                           shares subject     average exercise
                                              to option            price
[S]                                        [C]                [C]
Outstanding at December 31, 1993                   90,000     $          15.00
Expired during 1994                                  (800)               15.00

Outstanding at December 31, 1994                   89,200                15.00
Exercised during 1995                              (9,600)               18.63

Outstanding at December 31, 1995                   79,600                15.00
Granted during 1996                               340,000                20.38
Exercised during 1996                             (37,400)               20.05

Outstanding at December 31, 1996                  382,200     $          18.09

Options exercisable at December 31, 1996           42,200                15.00
Options available for future grant at
  December 31, 1996                                   800
Weighted average fair value of options
  granted during 1996                               $3.66

    The weighted average fair value of options granted in 1996 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: quarterly dividend yield of 1.25%, annual expected return of 5.3%, annual standard deviation (volatility) of 20.5%, risk free interest rate of 6.91%, and expected term of 7 years.

    The following table summarizes information regarding the stock options outstanding at December 31, 1996, pursuant to the terms of the Plan:
[CAPTION]
                Options outstanding                      Options exercisable
                                 Weighted Average                     Weighted
     At          Range of      Remaining                    At         average
December 31,     exercise     contractual   Exercise   December 31,   exercise
    1996          prices         life        price         1996         price
[S]            [C]             [C]            [C]      [C]               [C]
      42,200   $15.00          6.27 Years     $15.00         42,200      $15.00
     340,000   $19.50-20.75    9.56 Years     $20.38              -
     382,200                                                 42,200

    Shareholder Rights Plan. On April 26, 1995, the Company adopted a Shareholder Rights Plan under the terms of which each shareholder of record at the close of business on May 16, 1995, will receive a dividend distribution of one right ("Right" or "Rights") for each share of common stock held.

    Each Right will entitle shareholders to purchase from the Company one-half of a share of common stock. No less than two Rights, and only integral multiples of two Rights, may be exercised by holders of Rights at an exercise price of $50 per share of common stock (equivalent to $25 for each one-half share of common stock), subject to certain adjustments. The Rights will become exercisable only if a person or group acquires 15% or more of the Company's common stock, or commences a tender or exchange offer which, if consummated, would result in that person or group owning at least 15% of the common stock. Prior to that time, the Rights will not trade separately from the common stock.

    If a person or group acquires 15% or more of the Company's common stock, all other holders of Rights will then be entitled to purchase, by payment of the $50 exercise price upon the exercise of two Rights, the Company's common stock (or a common stock equivalent) with a value of twice the exercise price. In addition, at any time after a 15% position is acquired and prior to the acquisition by any person or group of 50% or more of the outstanding common stock, the Company's Board of Directors may, at its option, require each outstanding Right (other than Rights held by the acquiring person or group) to be exchanged for one share of common stock (or one common stock equivalent).

    If, following an acquisition of 15% or more of the Company's common stock, the Company is acquired by any person in a merger or other business combination transaction or sells more than 50% of its assets or earning power to any person (other than the sale of PGE's water utility operations to Pennsylvania-American), all other holders of Rights will then be entitled to purchase, by payment of the $50 exercise price upon the exercise of two Rights, common stock of the acquiring company with a value of twice the exercise price.

    The Company may redeem the Rights at $.0025 per Right at any time prior to the time that a person or group has acquired 15% or more of its common stock. The Rights, which expire on May 16, 2005, do not have voting or dividend rights and, until they become exercisable, have no dilutive effect on the earnings per share of the Company.

(6)  PREFERRED STOCK

    Preferred Stock of PGE Subject to Mandatory Redemption. On May 31, 1994, PGE redeemed the remaining 150,000 outstanding shares of its 9.50% 1988 series cumulative preferred stock, $100 par value, at a price of $103.5625 per share, which included a voluntary redemption premium of $3.5625 per share ($534,375 in the aggregate), plus accrued dividends.

    On December 16, 1994, PGE redeemed all 150,000 shares of its 8.90% cumulative preferred stock at a price of $102.97 per share, which included a voluntary redemption premium of $2.97 per share ($445,500 in the aggregate).

    The holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PGE and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PGE may already have purchased during the year at a per share price of not more than $100. On June 17, 1996, PGE repurchased 9,408 shares of its 5.75% cumulative preferred stock (including 800 shares redeemed in accordance with annual sinking fund provisions) for an aggregate consideration of $838,000. Eight hundred such shares were acquired and cancelled by PGE in each of the years ended
December 31, 1995 and 1994, for an aggregate purchase price in each year of $80,000.

    As of December 31, 1996, the sinking fund requirements relative to PGE's 5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding as of such date) were $80,000 for each of the years 1997 through 2001. At PGE's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($836,000 in the aggregate).

    Preferred Stock of PGE Not Subject to Mandatory Redemption. During the year ended December 31, 1996, PGE repurchased 134,359 shares of its 9% cumulative preferred stock, $100 par value, for an aggregate consideration of $14.5 million, largely pursuant to a self tender offer conducted during March and April, 1996. The 9% cumulative preferred stock is not redeemable at the option of PGE prior to September 15, 1997. Thereafter, it is redeemable at the option of PGE, in whole or in part, upon not less than 30 days' notice, at $100 per share plus accrued dividends to the date of redemption and at a premium of $8 per share if redeemed from September 15, 1997, to September 14, 1998, and a premium of $4 per share if redeemed from September 15, 1998, to September 14, 1999.

    During the year ended December 31, 1996, PGE repurchased 20,330 shares of its 4.10% cumulative preferred stock, $100 par value, for an aggregate consideration of $1.0 million, largely pursuant to a self tender offer conducted during March and April, 1996. An additional 350 shares of 4.10% cumulative preferred stock were repurchased in January, 1997, for an aggregate consideration of $19,000. At PGE's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $8,368,260.

    Dividend Information. The dividends on the preferred stock of PGE in each of the three years in the period ended December 31, 1996, were as follows:
[CAPTION]
         Series                        1996         1995         1994
                                           (Thousands of Dollars)
          [S]                         [C]          [C]          [C]
          4.10%                       $  348       $  410       $  410
          5.75%                           72          103          108
          8.90%                            -            -        1,280
          9.00%                        1,310        2,250        2,250
          9.50% 1988 series                -            -          591

           Total                      $1,730       $2,763       $4,639

    Dividends on all series of PGE's preferred stock are cumulative and PGE may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(7)  LONG-TERM DEBT

    Long-term debt consisted of the following components at December 31, 1996 and 1995:
[CAPTION]
                                                          1996          1995
                                                        (Thousands of Dollars)
  [S]                                                   [C]           [C]
  Indebtedness of the Company:
    10.125% senior notes, due 1999, net of
      unamortized discount                              $      -      $ 29,906
    Term loan, due 1999                                   20,000        20,000
      Total long-term debt of the Company                 20,000        49,906

  Indebtedness of PGE:
    First mortgage bonds -
       8.375% Series, due 2002                            30,000        30,000
       9.23 % Series, due 1999                            10,000        10,000
       9.34 % Series, due 2019                            15,000        15,000
                                                          55,000        55,000
    Notes -
      Term loan, due 1996                                      -        50,000
      Bank borrowings, at weighted average interest
        rates of 6.18% and 6.62%, respectively (Note 9)   38,721        65,801
                                                          38,721       115,801
    Less current maturities and sinking
      fund requirements                                  (38,721)     (115,801)
      Total long-term debt of PGE                         55,000        55,000

  Indebtedness of PERI:
    Term loan, due 2000                                        -         2,000
    Less current maturities                                    -          (200)
      Total long-term debt of PERI                             -         1,800
      Total consolidated long-term debt                 $ 75,000      $106,706

    Term Loan Agreements. Borrowings under the Company's $20.0 million term loan which matures on May 31, 1999, bear interest at LIBOR ("London Interbank Offered Rates") plus one-half of one percent (5.906% as of March 1, 1997). Under the terms of the loan, the Company can choose interest rate periods of one, two, three or six months.

    On October 12, 1995, PGE borrowed $50.0 million pursuant to a term loan agreement. Proceeds from the loan, along with other funds provided by PGE, were utilized on October 13, 1995, to redeem the $50.0 million principal amount of PGE's 9.57% Series First Mortgage Bonds due September 1, 1996. PGE repaid its $50.0 million term loan on February 16, 1996, with proceeds from the sale of its water operations to Pennsylvania-American.

    On December 7, 1995, PERI borrowed $2.0 million pursuant to a five-year term loan agreement. PERI used the proceeds it so received along with an equity investment from the Company to acquire all of the outstanding stock of Keystone effective December 4, 1995. On May 31, 1996, PERI repaid all principal amounts outstanding under the loan with an advance it received from the Company.

    10.125% Senior Notes/Extraordinary Loss. On May 26, 1996, the Company repurchased $1.3 million principal amount of its 10.125% Senior Notes due June 15, 1999 (the "Senior Notes") which the holders thereof elected pursuant to terms of the Senior Notes to require the Company to repurchase as a result of the sale of PGE's water utility operations on February 16, 1996. On September 30, 1996, the Company defeased the remaining $28.7 million principal amount of the Senior Notes and recorded an extraordinary loss of $1.1 million ($1.6 million, net of $575,000 of related income tax benefits).

    Specifically, on that date, the Company deposited $29.9 million with the trustee for the Senior Notes which will be used, together with interest earned on the funds so deposited, to pay the Company's interest and principal obligations through June 15, 1997, the date on which the Senior Notes will be redeemed. The deposit of such funds acted to discharge all of the Company's obligations with respect to the Senior Notes. Of the $29.9 million required to defease the Senior Notes, $17.2 million was obtained through the liquidation of the Company's temporary cash investments and $12.7 million was obtained through the repayment of loans that had been made by the Company to PGE.

    Maturities and Sinking Fund  Requirements.    As  of  December 31, 1996, the
aggregate annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:
[CAPTION]
                           Year              Amount
                           [S]            [C]
                           1997           $ 38,721,000 (a)
                           1998           $          -
                           1999           $ 30,000,000 (b)
                           2000           $          -
                           2001           $          -

    (a) Represents the $38.7 million of PGE bank borrowings outstanding as of December 31, 1996.

    (b) Includes the $20.0 million of borrowings outstanding as of December 31, 1996, under the Company's Term Loan Agreement due May 31, 1999, and PGE's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999.

(8)  DIVIDEND RESTRICTIONS

    There are no dividend  restrictions  in  the  Company's Restated Articles of
Incorporation. However, the preferred stock provisions of PGE's Restated Articles of Incorporation and certain of the agreements under which the Company and PGE have issued long-term debt provide for certain dividend restrictions. As of December 31, 1996, $5,416,000 of the consolidated retained earnings of the Company were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(9)  BANK NOTES PAYABLE

    As of April 19, 1993, PGE entered into a revolving bank credit agreement, as subsequently amended (the "Credit Agreement"), with a group of six banks under the terms of which $60.0 million was available for borrowing by PGE through May 31, 1996. The Credit Agreement was terminated on February 26, 1996, following the sale of PGE's water operations to Pennsylvania-American on February 16, 1996, and the repayment of all borrowings outstanding under the Credit Agreement with proceeds from such sale. The interest rate on borrowings under the Credit Agreement was generally less than prime. The Credit Agreement required the payment of a commitment fee of .195% per annum on the average daily amount of the unused portion of the available funds.

    PGE currently has arrangements for six revolving bank lines of credit with an aggregate borrowing capacity of $65.5 million which provide for borrowings at interest rates generally less than prime and which mature during mid-1997. As of March 1, 1997, PGE had $27.2 million outstanding under these bank lines of credit.

    Because of limitations imposed by the terms of PGE's preferred stock, PGE is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PGE had $10.0 million due on demand or within one year from issuance outstanding as of December 31, 1996.

    Information relating to PGE's bank lines of credit and borrowings under those lines of credit is set forth below:

                                                    As of December 31,
                                              1996         1995         1994
                                                  (Thousands of Dollars)
      Borrowings under lines of credit
        Short-term                          $ 10,000     $ 10,000     $      -
        Long-term                             38,721       65,801       65,500
                                            $ 48,721     $ 75,801     $ 65,500

      Unused lines of credit
        Short-term                          $      -     $      -     $      -
        Long-term                             16,779        4,699        2,000
                                            $ 16,779     $  4,699     $  2,000

      Total lines of credit
        Prime rate                          $      -     $      -     $      -
        Other than prime rate                 65,500       80,500       67,500
                                            $ 65,500     $ 80,500     $ 67,500

      Short-term bank borrowings (a)
        Maximum amount outstanding          $ 10,000     $ 10,000     $  5,692
        Daily average amount outstanding    $  1,392     $  2,581     $    441
        Weighted daily average interest
          rate                                6.241%       6.513%       3.984%
        Weighted average interest rate at
          year-end                            6.206%       6.334%           -
        Range of interest rates               5.875-       6.290-       3.700-
                                              6.438%       6.660%       6.000%

    (a) PGE had no short-term bank borrowings outstanding as of December 31, 1994.

                                        -51-

(10)  POSTEMPLOYMENT BENEFITS

    Pension Benefits. The Company's retirement plan is a trusteed, noncontributory, defined benefit pension plan which covers substantially all employees of the Company, except those of Keystone. Pension benefits are based on years of service and average final salary. The Company's funding policy is to contribute an amount necessary to provide for benefits based on service to date, as well as for benefits expected to be earned in the future by current participants. To the extent that the present value of these obligations is fully covered by assets in the trust, a contribution may not be made for a particular year.

    Under the terms of the agreement regarding the sale of PGE's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated benefit obligations relating to employees of PGE who accepted employment with Pennsylvania-American (the "Transferred Employees"). In this regard, plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees, with interest from February 16, 1996, were transferred to the American pension plan in June, 1996. As a result of this and other actions, the Company recognized, as of December 31, 1995, an estimated settlement loss of $200,000 ($117,000 net of the related income tax benefit) and curtailment gain of $2.7 million ($1.6 million net of related income taxes) in its determination of the estimated loss on the disposal of PGE's water utility operations.

    In December, 1995, the Company offered an Early Retirement Plan ("ERP") to its employees who would be 59 years of age or older and had a minimum of five years of service as of December 31, 1995. Of the 63 eligible employees, 50 elected to accept this offer and retired as of December 31, 1995, resulting in the recording, as of December 31, 1995, of an additional pension liability of $1.6 million reflecting the increased costs associated with the ERP. Such amount was charged to the estimated loss on the disposal of PGE's water utility operations.

    Net pension costs relative to continuing operations, including amounts capitalized, were $385,000, $353,000 and $309,000 in 1996, 1995 and 1994, respectively.  The  following  items  were  the  components  of such net pension costs:
[CAPTION]
                                                 1996        1995        1994
                                                    (Thousands of Dollars)
    [S]                                        [C]         [C]         [C]
    Present value of benefits earned
      during the year                          $    799    $    430    $    549
    Interest cost on projected benefit
      obligations                                 2,731       1,459       1,400
    Return on plan assets                        (5,875)     (1,502)        535
    Net amortization and deferral                   (79)        (34)        (55)
    Deferral of investment (loss) gain            2,809           -      (2,120)
        Net pension cost                       $    385    $    353    $    309

    The funded status of the plan as of December 31, 1996 and 1995, was as follows:
[CAPTION]
                                                             1996        1995
                                                          (Thousands of Dollars)
    [S]                                                    [C]         [C]
    Actuarial present value of the projected
      benefit obligations:
        Accumulated benefit obligations
          Vested                                           $ 28,613    $ 29,100
          Nonvested                                              21          47
            Total                                            28,634      29,147
        Provision for future salary increases                 6,933       7,841
        Projected benefit obligations                        35,567      36,988
    Approximate market value of plan assets,
      primarily invested in equities and bonds               39,000      34,000
    Plan assets in excess of (less than) projected
      benefit obligations                                     3,433      (2,988)
    Unrecognized net transition asset as of
      January 1, 1986, being amortized over 20 years         (1,939)     (2,155)
    Unrecognized prior service costs                          2,258       1,507
    Unrecognized net (gain) loss                             (4,259)      2,155

    Accrued pension cost at year-end                       $   (507)   $ (1,481)

    The assumptions used in determining pension obligations were:

                                                 1996       1995       1994
         Discount rate                          7.75 %     7.00 %     8.75 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.00 %     5.50 %

    Other Postretirement Benefits. In addition to pension benefits, the Company provides certain health care and life insurance benefits for retired employees.
All of the Company's employees, except those of Keystone, may become eligible for those benefits if they reach retirement age while working for the Company.
The Company records the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis.

    Under the terms of the agreement  regarding  the sale of PGE's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American
assumed the  Company's  obligation  to  provide  retiree  health  care  and life insurance benefits to the Transferred Employees, as well as 45% of PGE's retired
employees  as  of  that  date.    In  this  regard,  plan  assets  in  an amount
proportional  to  the  actuarial  present  value  of  accumulated  plan benefits relative to the Transferred Employees  and  45%  of  the retired employees as of
February 16, 1996, will  be  transferred  to trusts established by Pennsylvania-
American,  which  is  expected  to   occur   in  the  second  quarter  of  1997.
Pennsylvania-American is  reimbursing  PGE  for  benefit  plan  payments made on behalf of  the  retired  employees  for  whom  Pennsylvania-American has assumed responsibility.  As a result of  the transfer, early retirement and displacement of employees, the  Company  recognized  an  estimated settlement and curtailment loss of $385,000 ($225,000 net of the related income tax benefit) as part of the loss on the disposal of PGE's water utility operations.





    In conjunction with the ERP offered by the Company to certain of its employees, PGE recorded, as of December 31, 1995, an additional liability of $805,000, ($471,000 net of the related income tax benefit) reflecting the cost of future health care benefits required to be recognized in conjunction with the ERP. Such amount was charged to the estimated loss on disposal of PGE's water utility operations.

    The following items were the components of the net cost of postretirement benefits other than pensions relative to continuing operations for the years 1996, 1995 and 1994:

                                                   1996       1995       1994
                                                     (Thousands of Dollars)
    Present value of benefits earned during
      the year                                   $    253   $    127   $    148
    Interest cost on accumulated benefit
      obligation                                      506        577        532
    Return on plan assets                               -        (69)        (4)
    Net amortization and deferral                     314        391        360

    Net cost of postretirement benefits other
      than pensions                                 1,073      1,026      1,036
    Less disbursements for benefits                  (501)      (555)      (543)

    Increase in liability for postretirement
      benefits other than pensions               $    572   $    471   $    493

    Reconciliations of the accumulated benefit obligation to the accrued liability for postretirement benefits other than pensions as of December 31, 1996 and 1995, follow:
[CAPTION]
                                                        1996       1995
                                                    (Thousands of Dollars)
    [S]                                               [C]        [C]
    Accumulated benefit obligation:
      Retirees                                        $  4,359   $  6,514
      Fully eligible active employees                    1,033        850
      Other active employees                             1,552      1,074
                                                         6,944      8,438
    Plan assets at fair value                              169          -
    Accumulated benefit obligation
      in excess of plan assets                           6,775      8,438
    Unrecognized transition obligation
      being amortized over 20 years                     (5,022)    (5,438)
    Unrecognized net gain (loss)                         1,116       (703)

    Accrued liability for postretirement
      benefits other than pensions                    $  2,869   $  2,297

    The assumptions used in determining other postretirement benefit obligations were:
[CAPTION]
                                                 1996       1995       1994
         [S]                                    [C]        [C]        [C]
         Discount rate                          7.75 %     7.00 %     8.75 %
         Expected long-term rate of return
           on plan assets                       9.00 %     9.00 %     9.00 %
         Projected increase in future
           compensation levels                  5.00 %     5.00 %     5.50 %

    It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 8-1/2% in 1997 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption had a significant effect on the amounts accrued. To illustrate, increasing the assumed health care cost trend rate by 1 percentage point in each year would increase the transition obligation as of January 1, 1997, by approximately $294,000 and the aggregate of the service and interest cost components of the net cost of postretirement benefits other than pensions for the year 1996 by approximately $31,000.

    Since PGE did not seek to increase its base gas rates prior to 1996, the $442,000 ($259,000 net of related income taxes), $441,000 ($258,000 net of related income taxes) and $447,000 ($256,000 net of related income taxes) of additional cost incurred in 1996, 1995 and 1994, respectively, as a result of the adoption of the provisions of FASB Statement 106 were expensed without any adjustment being made to its gas rates. Effective with its January 15, 1997 base rate increase (see Note 3 of these Notes to Consolidated Financial Statements), PGE will begin funding and recovering in rates its accumulated benefit obligations with respect to other postretirement benefits.

(11)  CAPITAL EXPENDITURES

    The Company estimates the cost of its 1997 capital expenditure program will be $45.4 million, consisting of $27.9 million relative to PGE's construction program and $17.5 million with respect to the Company's nonregulated activities, including $13.1 million relative to residential and commercial real estate development. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings and, to the extent necessary, by the periodic issuance of stock and long-term debt.

(12)  COMMITMENTS AND CONTINGENCIES

    Environmental Matters. PGE, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1960, and several of the plant sites are no longer owned by PGE. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PGE filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. While this conclusion does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

(13) QUARTERLY FINANCIAL DATA (UNAUDITED)
[CAPTION]
                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1996       1996        1996           1996
                                (Thousands of Dollars, Except Per Share Amounts)
[S]                             [C]        [C]       [C]            [C]
Operating revenues              $  74,087  $ 30,257  $      19,354  $     60,782
Operating income (loss)            10,223       995           (751)        7,793
Income (loss) from continuing
  operations                        7,337      (455)        (2,940)        4,122
Loss with respect to
  discontinued operations            (365)      (21)             -            23
Extraordinary loss, net                 -         -         (1,117)            -
Net income (loss)               $   6,972  $   (476) $      (4,057) $      4,145

Earnings (loss) per share
  of common stock (a):
 Continuing operations          $     .63  $   (.05) $        (.30) $        .43
 Discontinued operations             (.03)        -              -             -
 Net income (loss) before
   premium on repurchase/
   redemption of subsidiary's
   preferred stock and
   extraordinary loss                 .60      (.05)          (.30)          .43
 Premium on repurchase/redemption
   of subsidiary's preferred
   stock                                -      (.13)          (.01)            -
 Extraordinary loss, net                -         -           (.11)            -
 Earnings (loss) per share of
   common stock (a)             $     .60  $   (.18) $        (.42) $        .43

                                                 QUARTER ENDED
                                March 31,  June 30,  September 30,  December 31,
                                  1995       1995        1995           1995
                                (Thousands of Dollars, Except Per Share Amounts)
Operating revenues              $  70,882  $ 27,397  $      13,547  $     50,109
Operating income                    9,910     2,478            506         8,057
Income (loss) from continuing
  operations                        5,669    (2,133)        (4,159)        3,744
Loss with respect to
  discontinued operations          (3,704)        -              -          (130)
Net income (loss)               $   1,965  $ (2,133) $      (4,159) $      3,614

Earnings (loss) per share
  of common stock: (a)
 Continuing operations          $     .50  $   (.19) $        (.36) $        .32
 Discontinued operations             (.33)        -              -          (.01)
 Earnings (loss) per share of
   common stock (a)             $     .17  $   (.19) $        (.36) $        .31


    (a) The total of the earnings per share for the quarters does not equal the earnings per share for the year, as shown elsewhere in the consolidated financial statements and supplementary data of this report, as a result of the Company's issuance of additional shares of common stock at various dates in 1994 and 1995 and its repurchase of shares of common stock at various dates during 1996.

    Because of the seasonal nature of PGE's gas heating business, there are substantial variations in operations reported on a quarterly basis.

                                        -56-

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

    The carrying amounts and estimated fair values of the Company's and PGE's financial instruments at December 31, 1996 and 1995, were as follows:
[CAPTION]
                                               1996                 1995
                                        Carrying Estimated   Carrying Estimated
                                         Amount  Fair Value   Amount  Fair Value
                                                 (Thousands of Dollars)
[S]                                     [C]      [C]         [C]      [C]
Long-term debt (including current
  portion):
    Company                             $ 20,000 $   20,000  $ 49,906 $   50,300
    PGE                                   93,721     99,222   170,801    175,431
    PERI                                       -          -     2,000      2,000
Preferred stock of PGE subject to
  mandatory redemption (including
  current portion)                           819        836     1,760      1,795

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
                                                                           Page

           Report of Independent Public Accountants . . . . . . . . . . .   31

           Consolidated Balance Sheets as of December 31, 1996 and 1995 .   32

           Consolidated Statements of Income for each of the three years
             in the period ended December 31, 1996. . . . . . . . . . . .   34

           Consolidated Statements of Cash Flows for each of the three
             years in the period ended December 31, 1996. . . . . . . . .   35

           Consolidated Statements of Capitalization as of December 31,
             1996 and 1995. . . . . . . . . . . . . . . . . . . . . . . .   36

           Consolidated Statements of Common Shareholders' Investment
             for each of the three years in the period ended December
             31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . .   37

           Notes to Consolidated Financial Statements . . . . . . . . . .   38

     2.  Financial Statement Schedules
             The following consolidated financial statement schedule for the Company and its subsidiaries is filed as a part of this Form 10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           Schedule Number                                                 Page
             II  Valuation and Qualifying Accounts for the three-year
                   period ended December 31, 1996 . . . . . . . . . . . .   61

     3.  Exhibits
             See "Index to Exhibits" located on page 63 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)  Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1996.

(c)  Executive Compensation Plans and Arrangements

     The following listing includes the Company's executive compensation plans and arrangements in effect as of December 31, 1996.

     Exhibit

     10-23 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual
            Report on Form 10-K for 1989, File No. 0-7812.

     10-24  First Amendment to Form of Change  in Control Agreement, dated as of
            May 24, 1995, between the Company and certain of its Officers -- filed as Exhibit 10-29 to the Company's Annual Report on Form 10-K for 1995, File No. 0-7812.

     10-25 Agreement by and between the Company, PGE and Robert L. Jones dated as of March 15, 1991 -- filed as Exhibit No. 10-44 to the Company's
            Annual Report on Form 10-K for 1990, File No. 0-7812.

     10-26  Employment  Agreement  effective  September  1,  1995,  between  the
            Company and  Dean  T.  Casaday  --  filed  as  Exhibit  10-2  to the
            Company's Quarterly  Report  on  Form  10-Q  for  the  quarter ended
            September 30, 1995, File No. 0-7812.

     10-27 Supplemental Retirement Agreement, dated as of December 23, 1991, between the Company and Dean T. Casaday -- filed as Exhibit 10-17 to the Company's Common Stock Form S-2, Registration No. 33-43382.

     10-28 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between the Company and Dean T. Casaday -- filed as Exhibit 10-37 to the Company's Annual Report on Form 10-K for 1994, File No. 0-7812.

     10-29  Pennsylvania Enterprises,  Inc.  1992  Stock  Option Plan, effective
            June 3, 1992 -- filed as  Exhibit A to the Company's 1993 definitive
            Proxy Statement, File No. 0-7812.

     10-30 Employment Agreement dated as of June 26, 1996, by and among the Company, PGE and Kenneth L. Pollock -- filed as Exhibit 10-1 to the
            Company's Quarterly  Report  on  Form  10-Q  for  the  quarter ended
            September 30, 1996, File No. 0-7812.

     10-31 Employment Agreement dated as of August 28, 1996, by and among the Company, PGE and Thomas F. Karam -- filed as Exhibit 10-2 to the
            Company's Quarterly  Report  on  Form  10-Q  for  the  quarter ended
            September 30, 1996, File No. 0-7812.

(d)  Statements Excluded from Annual Report to Shareholders
         Not applicable.





SCHEDULE II

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

[CAPTION]
                                              PENNSYLVANIA ENTERPRISES, INC.

                                                       (Registrant)
[S]       [C]                           [C]
Date:     March 6, 1997                 By:         /s/ Thomas F. Karam
                                                        Thomas F. Karam
                                           President and Chief Executive Officer
                                             (Principal Executive Officer)

Date:     March 6, 1997                 By:        /s/ John F. Kell, Jr.
                                                       John F. Kell, Jr.
                                             Vice President, Financial Services
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date

  /s/ Kenneth L. Pollock           Chairman of the Board of       March 6, 1997
      Kenneth L. Pollock            Directors

  /s/ William D. Davis             Vice Chairman of the Board     March 6, 1997
      William D. Davis              of Directors

  /s/ Thomas F. Karam              Director, President and        March 6, 1997
      Thomas F. Karam               Chief Executive Officer

  /s/ Paul R. Freeman                     Director                March 6, 1997
      Paul R. Freeman

  /s/ Robert J. Keating                   Director                March 6, 1997
      Robert J. Keating

  /s/ John D. McCarthy                    Director                March 6, 1997
      John D. McCarthy

  /s/ John D. McCarthy, Jr.               Director                March 6, 1997
      John D. McCarthy, Jr.

  /s/ Kenneth M. Pollock                  Director                March 6, 1997
      Kenneth M. Pollock

  /s/ Richard A. Rose, Jr.                Director                March 6, 1997
      Richard A. Rose, Jr.

  /s/ James A. Ross                       Director                March 6, 1997
      James A. Ross

  /s/ Ronald W. Simms                     Director                March 6, 1997
      Ronald W. Simms

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

 4-22 Thirtieth Supplemental Indenture, dated as of December 1, 1995, -- filed as Exhibit 4-22 to PGE's Annual Report on Form 10-K for 1995, File No. 1-3490.

            NOTE: The First, Second, Third, Fifth, Sixth, Seventh, Eighth, Eleventh and Thirteenth Supplemental Indentures merely convey additional properties to the Trustee.

Exhibit
Number

 4-23 Rights Agreement dated as of April 26, 1995, between the Company and Chemical Bank, as Rights Agent -- filed as Exhibit 4-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 0-7812.

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

10-23 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

10-24 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between the Company and certain of its Officers -- filed as Exhibit 10-29 to the Company's Annual Report on Form 10-K for 1995, File No. 0-7812.

10-25 Agreement, dated as of March 15, 1991, by and between the Company, PGE and Robert L. Jones -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1990, File No. 0-7812.

10-26       Employment  Agreement  effective  September  1,  1995,  between  the
            Company and Dean T. Casaday -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, File No. 0-7812.

10-27 Supplemental Retirement Agreement, dated as of December 23, 1991, between the Company and Dean T. Casaday -- filed as Exhibit 10-17 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-28 First Amendment to the Supplemental Retirement Agreement, dated as of September 1, 1994, between the Company and Dean T. Casaday -- filed as Exhibit 10-37 to the Company's Annual Report on Form 10-K for 1994, File No. 0-7812.

10-29 Pennsylvania Enterprises, Inc. 1992 Stock Option Plan, effective June 3, 1992 - filed as Exhibit A to the Company's 1993 definitive Proxy Statement, File No. 0-7812.

Exhibit
Number

10-30 Employment Agreement dated as of June 26, 1996, by and among the Company, PGE and Kenneth L. Pollock -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

10-31 Employment Agreement dated as of August 28, 1996, by and among the Company, PGE and Thomas F. Karam -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

(11) Statement Re Computation of Per Share Earnings:

11-1        Statement Re Computation of Per Share Earnings -- filed herewith.

(21) Subsidiaries of the Registrant:

21-1        Subsidiaries of the Registrant -- filed herewith.

(23) Consents of Experts and Counsel:

23-1        Consent of Independent Public Accountants -- filed herewith.

                                  TABLE OF CONTENTS


PART I                                                                       PAGE
    Item  l.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . . . . .   1

    Item  2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . . . . .  13

    Item  3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . .  13

    Item  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . .  13


PART II

    Item  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS  . . . . . . . . . . . . . . . . . . . .  14

    Item  6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . .  15

    Item  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS  . . . . . . . . . . . .  18

    Item  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA  . . . . . . . . .  30

    Item  9.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE  . . . . . . . . . . . .  57


PART III

    Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . .  58

    Item 11.  EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . .  58

    Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT  . . . . . . . . . . . . . . . . . . .  58

    Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . .  58


PART IV

    Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  59*

              SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . .  62






________________________
* The "Index to Exhibits" is located on page 63.



                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                PENNSYLVANIA ENTERPRISES, INC.
                                                         (Registrant)
Date:     March 6, 1997                   By:
                                                        Thomas F. Karam
                                             President and Chief Executive Officer
                                                 (Principal Executive Officer)

Date:     March 6, 1997                   By:
                                                       John F. Kell, Jr.
                                              Vice President, Financial Services
                                                 (Principal Financial Officer
                                              and Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signature                         Capacity                   Date


                                   Chairman of the Board of       March 6, 1997
      Kenneth L. Pollock            Directors

                                   Vice Chairman of the Board     March 6, 1997
      William D. Davis              of Directors

                                   Director, President and        March 6, 1997
      Thomas F. Karam               Chief Executive Officer

                                          Director                March 6, 1997
      Paul R. Freeman

                                          Director                March 6, 1997
      Robert J. Keating

                                          Director                March 6, 1997
      John D. McCarthy

                                          Director                March 6, 1997
      John D. McCarthy, Jr.

                                          Director                March 6, 1997
      Kenneth M. Pollock

                                          Director                March 6, 1997
      Richard A. Rose, Jr.

                                          Director                March 6, 1997
      James A. Ross

                                          Director                March 6, 1997
      Ronald W. Simms

                      (THIS PAGE INTENTIONALLY LEFT BLANK)

                                  PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES
                                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1996

                                                      Balance at   Charged    Charged                    Balance
                                                      beginning      to       to other                   at end
             Description                               of year     income     accounts   Deductions      of year
                                                                    (Thousands of Dollars)
Deducted from the asset to which it applies:

  Reserve for uncollectible accounts-

    Year ended December 31, 1996                      $      788   $ 2,103    $      -   $    1,658(a)   $ 1,233

    Year ended December 31, 1995                      $      937   $ 1,538    $      -   $    1,687(a)   $   788

    Year ended December 31, 1994                      $      817   $ 1,776    $      -   $    1,656(a)   $   937

Shown as operating reserves on the consolidated balance sheets:

    Insurance -

        Year ended December 31, 1996                  $    3,709   $ 1,042    $      -   $    1,665(b)   $ 3,086

        Year ended December 31, 1995                  $    2,383   $ 2,652    $      -   $    1,326(b)   $ 3,709

        Year ended December 31, 1994                  $    1,863   $ 1,695    $      -   $    1,175(b)   $ 2,383



NOTES:
(a)  Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b)  Deductions are principally payments made in settlement of claims.


