Form 10-K/A
period 1996-12-31
PENNSYLVANIA ENTERPRISES INC
filed 1997-03-25
CIK 77231

Exhibit 23-1

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


         As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into the Company's previously filed Registration Statements (File Nos. 33-53501, 33-43838, 33-53435, 33-62892, 333-04813 and 333-12827).



                                                  ARTHUR ANDERSEN LLP





New York, N.Y.
March 6, 1997