Form 10-Q
period 1997-03-31
PENNSYLVANIA ENTERPRISES INC
filed 1997-05-13
CIK 77231

PENNSYLVANIA ENTERPRISES, INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              months ended March 31, 1997 and 1996. . . . . . . . . . .    2

            Consolidated Balance Sheets as of March 31, 1997,
              and December 31, 1996 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 1997 and 1996. . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    9


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   15

                        PART I.  FINANCIAL INFORMATION

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                         1997           1996
                                                       (Thousands of Dollars)
OPERATING REVENUES:
  Regulated                                            $  79,939     $   69,415
  Nonregulated -
    Gas sales and services                                 7,375          2,736
    Pipeline construction and services                     2,153          1,898
    Other                                                     24             38
      Total operating revenues                            89,491         74,087

OPERATING EXPENSES:
  Cost of gas                                             56,708         41,921
  Operation and maintenance                               10,332         10,197
  Depreciation                                             2,299          2,018
  Income taxes                                             5,599          5,685
  Taxes other than income taxes                            4,326          3,823
    Total other operating expenses                        79,264         63,644

OPERATING INCOME                                          10,227         10,443

OTHER INCOME, NET                                            389            571

INCOME BEFORE INTEREST CHARGES                            10,616         11,014

INTEREST CHARGES:
  Interest on long-term debt                               2,042          2,867
  Other interest                                             235            219
  Allowance for borrowed funds used during
    construction                                             (66)           (46)
      Total interest charges                               2,211          3,040

INCOME FROM CONTINUING OPERATIONS                          8,405          7,974

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS                   -           (365)

INCOME BEFORE SUBSIDIARY'S PREFERRED STOCK DIVIDENDS       8,405          7,609

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                       353            637

NET INCOME                                             $   8,052     $    6,972

COMMON STOCK (Note 3):
  Earnings per share of common stock:
    Continuing operations                              $     .84     $      .63
    Discontinued operations                                    -           (.03)
    Earnings per share of common stock                 $     .84     $      .60

  Weighted average number of shares outstanding        9,615,416     11,581,624

  Cash dividends per share                             $     .29     $     .275











The accompanying notes are an integral part of the consolidated financial statements.






                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

ASSETS

UTILITY PLANT:
  At original cost                                $     329,179   $    319,205
  Accumulated depreciation                              (82,961)       (79,783)
                                                        246,218        239,422

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      12,925         12,502
  Accumulated depreciation                               (4,766)        (4,674)
  Other                                                   1,742          1,720
                                                          9,901          9,548

CURRENT ASSETS:
  Cash and cash equivalents                               1,278          1,126
  Accounts receivable -
    Customers                                            33,325         22,464
    Others                                                  872            565
    Reserve for uncollectible accounts                   (1,629)        (1,233)
  Unbilled revenues                                      11,161         12,966
  Materials and supplies, at average cost                 2,968          2,865
  Gas held by suppliers, at average cost                  2,874         20,265
  Natural gas transition costs collectible                1,637          2,525
  Deferred cost of gas and supplier refunds, net         10,744         19,316
  Prepaid expenses and other                              4,223          1,438
                                                         67,453         82,297

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,293         29,771
    Other                                                 4,460          4,274
  Unamortized debt expense                                1,426          1,498
  Other                                                     612              -
                                                         36,791         35,543







TOTAL ASSETS                                      $     360,363   $    366,810




The accompanying notes are an integral part of the consolidated financial statements.

                     PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' investment                 $     123,443   $     117,651
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             18,804          18,851
    Subject to mandatory redemption                         739             739
  Long-term debt                                         85,392          75,000
                                                        228,378         212,241

CURRENT LIABILITIES:
  Current portion of long-term debt                      29,679          38,721
  Preferred stock subject to repurchase or
    mandatory redemption                                     80             115
  Notes payable                                               -          10,000
  Accounts payable                                       12,149          19,945
  Accrued general business and realty taxes               1,404           2,350
  Accrued income taxes                                   19,278          14,525
  Accrued interest                                        1,206           1,243
  Accrued natural gas transition costs                    1,506           2,095
  Other                                                   3,749           3,904
                                                         69,051          92,898

DEFERRED CREDITS:
  Deferred income taxes                                  50,468          49,270
  Unamortized investment tax credits                      4,725           4,767
  Operating reserves                                      3,046           3,086
  Other                                                   4,695           4,548
                                                         62,934          61,671





COMMITMENTS AND CONTINGENCIES (Note 4)






TOTAL CAPITALIZATION AND LIABILITIES              $     360,363   $     366,810




The accompanying notes are an integral part of the consolidated financial statements.



                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                                                          1997         1996
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends              $   8,052    $   7,337
  Effects of noncash charges to income -
    Depreciation                                            2,313        2,031
    Deferred income taxes, net                                351           96
    Provisions for self insurance                             202          241
    Other, net                                                387          625
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and unbilled revenues                      (8,277)      (5,829)
    Gas held by suppliers                                  17,391       13,414
    Accounts payable                                       (9,638)        (970)
    Deferred cost of gas and supplier refunds, net          8,751       (2,955)
    Other current assets and liabilities, net                 554        5,449
  Other operating items, net                                 (853)      (2,912)
      Net cash provided by continuing operations           19,233       16,527
  Net cash provided by discontinued operations                  -        2,133
      Net cash provided by operating activities            19,233       18,660

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (6,529)      (2,973)
  Proceeds from sale of discontinued operations                 -      261,752
  Acquisition of regulated business                        (2,009)           -
  Other, net                                                 (186)          68
      Net cash provided by (used for) investing
        activities                                         (8,724)     258,847

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    495          768
  Repurchase of subsidiary's preferred stock                  (82)           -
  Dividends on common stock                                (2,793)      (3,186)
  Repayment of long-term debt                                (141)     (50,050)
  Net decrease in bank borrowings                          (7,874)     (76,508)
  Other, net                                                   38          (73)
      Net cash used for financing activities              (10,357)    (129,049)

NET INCREASE IN CASH AND CASH EQUIVALENTS                     152      148,458
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              1,126          629
CASH AND CASH EQUIVALENTS AT END OF YEAR                $   1,278    $ 149,087

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   2,019    $   1,510
    Income taxes                                        $     653    $     470


The accompanying notes are an integral part of the consolidated financial statements.


                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. Pennsylvania Enterprises, Inc. ("the Company") is a holding company which, through its subsidiaries, is engaged in both regulated and nonregulated activities. The Company's regulated activities are conducted by its principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility, and PGE's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), also a regulated public utility which was acquired on February 14, 1997. Together PGE and Honesdale distribute natural gas to a twelve-county area in northeastern Pennsylvania, a territory that includes 129 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport.

    The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), formerly known as Pennsylvania Energy Resources, Inc., Theta Land Corporation and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities, including the marketing and sale of natural gas and propane and other energy-related services, as well as the construction, maintenance and rehabilitation of natural gas distribution pipelines. Additionally, Theta is presently initiating several residential and commercial real estate development projects on Company-owned land for which construction is expected to commence in the latter half of 1997.

    Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, PGE, Energy Services (including Keystone) and Theta. The consolidated financial statements also include the accounts of Honesdale beginning February 14, 1997, the date Honesdale was acquired by PGE. All material intercompany accounts have been eliminated in consolidation.

    Both PGE and Honesdale are subject to the jurisdiction of the Pennsylvania Public Utility Commission ("PPUC") for rate and accounting purposes. The financial statements of PGE and Honesdale that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

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

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on the sale of natural gas. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

    Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

(2)  RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PGE, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
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

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)  COMMON STOCK

    Common Stock Split. Pursuant to resolutions adopted by the Company's Board of Directors on February 19, 1997, a Certificate of Amendment was filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1997, amending the Company's Restated Articles of Incorporation to (i) increase the number of authorized shares of its common stock from 15 million shares to 30 million shares and (ii) reduce the stated value of such shares from $10.00 per share to $5.00 per share. This amendment had no effect on the Company's capital accounts. On February 19, 1997, the Board of Directors also declared a two-for-one split of the Company's common stock effective March 20, 1997. The number of shares of common stock reflected in these consolidated financial statements and the earnings per share of common stock for the quarter ended March 31, 1996, were restated to give retroactive effect to this stock split.

(4)  COMMITMENTS AND CONTINGENCIES

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

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

STOCK SPLIT

    On February 19, 1997, the Board of Directors of Pennsylvania Enterprises, Inc. (the "Company") declared a two-for-one split of the Company's Common Stock effective March 20, 1997, as more fully discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. All per share data included in this Form 10-Q has been restated to reflect this two-for-one split.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three-month periods ended March 31, 1997 and 1996:
[CAPTION]

                                                            Three Months Ended
                                                                 March 31,
                                                             1997        1996
[S]                                                          [C]         [C]
OPERATING REVENUES:
  Regulated...........................................        89.3%       93.7%
  Nonregulated -
    Gas sales and services............................         8.3         3.7
    Pipeline construction and services................         2.4         2.6
    Other.............................................           -           -
      Total operating revenues........................       100.0%      100.0%

OPERATING EXPENSES:
  Cost of gas.........................................        63.4        56.6
  Operation and maintenance...........................        11.6        13.7
  Depreciation........................................         2.6         2.7
  Income taxes........................................         6.2         7.7
  Taxes other than income taxes.......................         4.8         5.2
    Total operating expenses..........................        88.6        85.9

OPERATING INCOME......................................        11.4        14.1

OTHER INCOME, NET.....................................         0.4         0.8

INTEREST CHARGES (1)..................................        (2.4)       (4.1)

INCOME FROM CONTINUING OPERATIONS.....................         9.4        10.8

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS..........           -        (0.5)

INCOME BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS.....................................         9.4        10.3

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS (1)............        (0.4)       (0.9)

NET INCOME ...........................................         9.0%        9.4%


(1) None of the Company's interest expense and none of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

o Three Months Ended March 31, 1997, Compared With Three Months Ended March 31, 1996

    Operating Revenues. Operating revenues increased $15.4 million (20.8%) from $74.1 million for the quarter ended March 31, 1996, to $89.5 million for the quarter ended March 31, 1997, largely as a result of a $10.5 million (15.2%) increase in regulated operating revenues and a $4.6 million (169.6%) increase in gas sales and services by PG Energy Services Inc. ("Energy Services") a nonregulated affiliate of the Company formerly known as Pennsylvania Energy Resources, Inc.

    The $10.5 million (15.2%) increase in regulated operating revenues from $69.4 million for the quarter ended March 31, 1996, to $79.9 million for the quarter ended March 31, 1997, was primarily the result of higher levels in PG Energy Inc.'s ("PGE") gas cost rate and the effect of the rate increase granted PGE by the Pennsylvania Public Utility Commission (the "PPUC") which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increases in rates was partially offset by a 1.2 billion cubic feet (9.3%) decrease in sales to PGE's residential and commercial heating customers. There was a 331 (10.0%) decrease in heating degree days from 3,321 (104.1% of normal) during the first quarter of 1996 to 2,990 (93.7% of normal) during the first quarter of 1997. Operating revenues of Honesdale Gas Company ("Honesdale") totaling $834,000 from its February 14, 1997, acquisition date through March 31, 1997, also contributed to the increased regulated operating revenues.

    The $4.6 million increase in nonregulated gas sales and services from $2.7 million for the quarter ended March 31, 1996, to $7.4 million for the quarter ended March 31, 1997, was primarily the result of a 1.4 million cubic feet (255.6%) increase in sales of natural gas by Energy Services during the quarter.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $15.6 million (24.5%) from $63.6 million for the first quarter of 1996 to $79.3 million for the first quarter of 1997. As a percentage of operating revenues, total operating expenses increased from 85.9% during the first quarter of 1996 to 88.6% during the first quarter of 1997, largely as a result of an increase in the cost of gas.

    Cost of gas increased $14.8 million (35.3%) from $41.9 million for the first quarter of 1996 to $56.7 million for the first quarter of 1997, primarily because of higher levels in PGE's gas cost rate (see "-Rate Matters"), the aforementioned increase in sales by Energy Services and the higher level of gas costs that Energy Services incurred as a result of market prices in January, 1997. Also contributing to the increase was $574,000 of gas costs related to Honesdale from its February 14, 1997, acquisition date through March 31, 1997.

    Other than the cost of gas and income taxes, operating expenses increased by $919,000 (5.7%) from $16.0 million for the first quarter of 1996 to $17.0 million for the first quarter of 1997. This increase was partially attributable to a $503,000 (13.2%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because the increased sales by PGE and the sales of Honesdale from its acquisition date. Operation and maintenance expense increased $135,000 (1.3%) largely as a result of increased payroll and other costs attributable to the expansion of the Company's nonregulated activities.

Also contributing to the higher operating expenses was a $281,000 (13.9%) increase in depreciation expense, primarily as a result of a $312,000 (16.4%) increase in depreciation attributable to additions to PGE's utility plant.

    Operating Income (Loss). As a result of the above, operating income decreased by $216,000 (2.1%) from $10.4 million for the three-month period ended March 31, 1996, to $10.2 million for the three-month period ended March 31, 1997, and decreased as a percentage of total operating revenues for such periods from 14.1% in the three-month period ended March 31, 1996, to 11.4% in the three-month period ended March 31, 1997, largely as a result of the proportionately higher ratio of cost of gas to operating revenues.

    Other Income, Net. Other income, net decreased $182,000 from $571,000 for the three-month period ended March 31, 1996, to $389,000 for the three-month period ended March 31, 1997, largely because the first quarter of 1996 included income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996.

    Interest Charges. Interest charges decreased $829,000 (27.3%) from $3.0 million for the first quarter of 1996 to $2.2 million for the first quarter of 1997. This decrease was largely attributable to the the Company's defeasance of its 10.125% Senior Notes on September 30, 1996.

    Income From Continuing Operations. Income from continuing operations increased $431,000 (5.4%) from $8.0 million for the three-month period ended March 31, 1996, to $8.4 million for the three-month period ended March 31, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating revenues and decrease in interest charges, the effects of which were partially offset by increased operating expenses.

    Subsidiary's  Preferred  Stock  Dividends.    Dividends  on  preferred stock
decreased $284,000 (44.6%) from $637,000 for the three-month period ended March 31, 1996, to $353,000 for the three-month period ended March 31, 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year.

    Net Income. The increase in net income of $1.1 million from $7.0 million for the first quarter of 1996 to $8.1 million for the first quarter of 1997, as well as the increase in earnings per share of common stock of $.24 from $.60 per share for the first quarter of 1996 to $.84 per share for the first quarter of 1997 were the result of the higher income from continuing operations and the reduced dividends on subsidiary's preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations. Also contributing to the increase in earnings per share of common stock was the reduction in the weighted average number of shares outstanding as a result of the repurchase of shares, largely during the second quarter of 1996, with proceeds from the sale of PGE's water utility operations in February, 1996.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers (which it is estimated will total $6.6 million on an annual basis) is being deferred, without carrying charges, until July, 1997.

    Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PGE, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections, plus interest thereon, or the recoupment of any undercollections of gas costs.

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
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

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs (i.e. Gas Supply Realignment and Stranded Costs) that it estimates it will ultimately be billed pursuant to Federal Energy Regulatory Commission Order 636 through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.2 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $8.7 million had been billed to PGE and $8.5 million had been recovered from its customers as of March 31, 1997. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

The projects that  are  currently  planned  by  the  Company  are in the initial planning and design phases, and the amount and type of funding that those projects will require has not yet been finalized. However, it is currently anticipated that such expenditures will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

    In order to finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $70.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PGE currently has six bank lines of credit with an aggregate borrowing capacity of $70.5 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1997 and 1998. As of May 1, 1997, PGE had $39.4 million of borrowings outstanding under these bank lines of credit.

    The Company believes that PGE, as well as Honesdale, will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its nonregulated subsidiaries will be able to raise such funds as are required for their needs, including that required for the residential and commercial real estate development that is planned.

Long-Term Debt and Capital Stock Financings

    Both the Company and its subsidiaries, particularly PGE, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PGE during the three-month period ended March 31, 1997. A $40.0-$50.0 million long-term debt financing, the proceeds from which will be used to repay bank borrowings is, however, planned by PGE for later in 1997.

    The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. During the three-month period ended March 31, 1997, the Company realized $331,000, $27,000 and $159,000 from the issuance of common stock under the DRP, 1992 Stock Option Plan and Employees' Savings Plan, respectively.

Capital Expenditures and Related Financings

    Capital expenditures totaled $7.1 million during the first three months of 1997, including $6.5 million of expenditures for the construction of utility plant.

    The Company estimates that its capital expenditures will total $36.0 million for the remainder of the year, consisting of $27.2 million relative to utility plant and $8.8 million with respect to the Company's nonregulated activities, including $6.1 million for residential and commercial real estate development. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and to the extent necessary by the issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1997, $29.7 million of PGE's long-term debt, and $80,000 of PGE's preferred stock was required to be repaid within twelve months.

    On April 18, 1997, PGE announced an offer to purchase any and all of the 78,853 outstanding shares of its 4.10% cumulative preferred stock at a price of $70.00 per share for an aggregate consideration of $5.5 million, exclusive of fees and other expenses. The offer, which is not conditioned upon any minimum number of shares being tendered by shareholders, will expire on May 16, 1997, unless extended at the option of PGE. Although PGE cannot presently determine the number of shares which will be tendered by shareholders pursuant to the offer, it is anticipated that payment for any shares tendered will be financed with borrowings under PGE's bank lines of credit.

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)

[CAPTION]
[S]       [C]                        [C]
Date:     May 13, 1997               By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:     May 13, 1997               By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)