Form 10-Q
period 1997-06-30
PENNSYLVANIA ENTERPRISES INC
filed 1997-08-06
CIK 77231

PENNSYLVANIA ENTERPRISES, INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three and six
              months ended June 30, 1997 and 1996 . . . . . . . . . . .    2

            Consolidated Balance Sheets as of June 30, 1997,
              and December 31, 1996 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the six months ended June 30, 1997 and 1996 . . . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .    9


PART II. OTHER INFORMATION

  Item 4.  Submission of Matters to a Vote of Security Holders. . . . .   17

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   18

                               PART I.  FINANCIAL INFORMATION

                       PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                              Consolidated Statements of Income

                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
                                                  1997        1996        1997        1996
                                                           (Thousands of Dollars)
OPERATING REVENUES:
  Regulated                                    $   33,210  $   25,457  $  113,149  $   94,872
  Nonregulated -
    Gas sales and services                          5,991       2,140      13,366       4,876
    Pipeline construction and services              2,627       2,641       4,780       4,539
    Other                                              36          19          60          57
      Total operating revenues                     41,864      30,257     131,355     104,344

OPERATING EXPENSES:
  Cost of gas                                      22,726      13,786      79,434      55,707
  Operation and maintenance                        10,976      10,835      21,308      21,039
  Depreciation                                      2,379       2,088       4,678       4,106
  Income taxes                                         83        (992)      5,682       4,913
  Taxes other than income taxes                     3,338       2,929       7,664       6,745
    Total other operating expenses                 39,502      28,646     118,766      92,510

OPERATING INCOME                                    2,362       1,611      12,589      11,834

OTHER INCOME, NET                                     339         829         728       1,620

INCOME BEFORE INTEREST CHARGES                      2,701       2,440      13,317      13,454

INTEREST CHARGES:
  Interest on long-term debt                        2,099       2,323       4,141       5,191
  Other interest                                      166         239         401         457
  Allowance for borrowed funds used during
    construction                                      (33)        (50)        (99)        (96)
      Total interest charges                        2,232       2,512       4,443       5,552

INCOME (LOSS) FROM CONTINUING OPERATIONS              469         (72)      8,874       7,902

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS            -         (21)          -        (386)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                     469         (93)      8,874       7,516

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                318         383         671       1,020

NET INCOME (LOSS)                              $      151  $     (476) $    8,203  $    6,496

COMMON STOCK (Note 3):
  Earnings (Loss) Per Share of Common Stock:
    Continuing operations                      $      .02  $     (.05) $      .85  $      .64
    Discontinued operations                             -           -           -        (.04)
    Income (loss) before discount (premium) on
      repurchase/redemption of subsidiary's
      preferred stock                                 .02        (.05)        .85         .60
    Discount (premium) on repurchase/redemption
      of subsidiary's preferred stock                 .08        (.13)        .09        (.12)
    Earnings (loss) per share of common stock  $      .10  $     (.18) $      .94  $      .48

  Weighted average number of shares outstanding 9,643,642  10,088,268   9,629,606  10,825,160

  Cash dividends per share                     $      .30  $     .275  $      .59  $      .55





The accompanying notes are an integral part of the consolidated financial statements.

                                                -2-

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                     June 30,     December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     336,020   $    319,205
  Accumulated depreciation                              (85,080)       (79,783)
                                                        250,940        239,422

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      13,443         12,502
  Accumulated depreciation                               (4,631)        (4,674)
  Other                                                   1,920          1,720
                                                         10,732          9,548

CURRENT ASSETS:
  Cash and cash equivalents                                 764          1,126
  Accounts receivable -
    Customers                                            22,770         22,464
    Others                                                1,208            565
    Reserve for uncollectible accounts                   (1,827)        (1,233)
  Unbilled revenues                                       3,081         12,966
  Materials and supplies, at average cost                 3,187          2,865
  Gas held by suppliers, at average cost                 12,024         20,265
  Natural gas transition costs collectible                1,633          2,525
  Deferred cost of gas and supplier refunds, net          4,983         19,316
  Prepaid expenses and other                              2,055          1,438
                                                         49,878         82,297

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,460         29,771
    Other                                                 4,654          4,274
  Unamortized debt expense                                1,338          1,498
  Other                                                     505              -
                                                         36,957         35,543







TOTAL ASSETS                                      $     348,507   $    366,810




The accompanying notes are an integral part of the consolidated financial statements.


                     PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                     June 30,      December 31,
                                                      1997            1996
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' investment                 $     122,205   $     117,651
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             15,877          18,851
    Subject to mandatory redemption                         640             739
  Long-term debt                                        103,266          75,000
                                                        241,988         212,241
CURRENT LIABILITIES:
  Current portion of long-term debt                       9,087          38,721
  Preferred stock subject to repurchase or
    mandatory redemption                                     80             115
  Notes payable                                           3,500          10,000
  Accounts payable                                       17,019          19,945
  Accrued general business and realty taxes               1,428           2,350
  Accrued income taxes                                    5,479          14,525
  Accrued interest                                        1,294           1,243
  Accrued natural gas transition costs                    1,184           2,095
  Other                                                   3,648           3,904
                                                         42,719          92,898

DEFERRED CREDITS:
  Deferred income taxes                                  50,673          49,270
  Unamortized investment tax credits                      4,682           4,767
  Operating reserves                                      2,892           3,086
  Other                                                   5,553           4,548
                                                         63,800          61,671






COMMITMENTS AND CONTINGENCIES (Note 5)






TOTAL CAPITALIZATION AND LIABILITIES              $     348,507   $     366,810




The accompanying notes are an integral part of the consolidated financial statements.

                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Six Months Ended
                                                               June 30,
                                                          1997         1996
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends              $   8,203    $   6,882
  Effects of noncash charges to income -
    Depreciation                                            4,711        4,145
    Deferred income taxes, net                                389          173
    Provisions for self insurance                             406          591
    Other, net                                                895          993
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and unbilled revenues                      10,220       14,915
    Gas held by suppliers                                   8,241        3,030
    Accounts payable                                       (5,802)      (2,770)
    Deferred cost of gas and supplier refunds, net         14,602       (9,680)
    Other current assets and liabilities, net             (11,307)       3,148
  Other operating items, net                                 (924)      (4,024)
      Net cash provided by continuing operations           29,634       17,403
  Net cash used by discontinued operations                      -      (24,175)
      Net cash provided by (used for) operating
        activities                                         29,634       (6,772)

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                              (13,923)      (8,823)
  Proceeds from sale of discontinued operations                 -      261,752
  Acquisition of regulated business                        (2,009)           -
  Other, net                                               (1,108)          69
      Net cash provided by (used for) investing
        activities                                        (17,040)     252,998

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                  1,211          148
  Repurchase of common stock                                    -      (37,999)
  Repurchase/redemption of subsidiary's preferred stock    (3,108)     (14,968)
  Dividends on common stock                                (5,682)      (5,890)
  Repayment of long-term debt                                (446)     (53,262)
  Net decrease in bank borrowings                          (5,753)     (60,123)
  Other, net                                                  822       (1,286)
      Net cash used for financing activities              (12,956)    (173,380)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (362)      72,846
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            1,126          629
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $     764    $  73,475

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   3,963    $   6,414
    Income taxes                                        $  14,674    $  22,533

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

    The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), formerly known as Pennsylvania Energy Resources, Inc., Theta Land Corporation and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities, including the marketing and sale of natural gas and propane and other energy-related services, as well as the construction, maintenance and rehabilitation of natural gas distribution pipelines. Additionally, Theta is presently initiating several residential and commercial real estate development projects on Company-owned land for which construction is currently expected to commence in late 1997.

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

(2)  RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

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

    In accordance with these procedures PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in
             Effective             Rate per MCF        Calculated Increase
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
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

(3)  COMMON STOCK

    Common Stock Split. Pursuant to resolutions adopted by the Company's Board of Directors on February 19, 1997, a Certificate of Amendment was filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1997, amending the Company's Restated Articles of Incorporation to (i) increase the number of authorized shares of its common stock from 15 million shares to 30 million shares and (ii) reduce the stated value of such shares from $10.00 per share to $5.00 per share. This amendment had no effect on the Company's capital accounts. On February 19, 1997, the Board of Directors also declared a two-for-one split of the Company's common stock effective March 20, 1997. The number of shares of common stock reflected in these consolidated financial statements and the earnings per share of common stock for both the three and six-month periods ended June 30, 1996, were restated to give retroactive effect to this stock split.

(4)  ACCOUNTING CHANGES

    Earnings Per Share. In February, 1997, FASB Statement 128, "Earnings per Share" was issued. The provisions of this statement, which supersedes Accounting Principles Board Opinion No. 15, "Earnings per Share", simplify the computation of earnings per share. FASB Statement 128 will be effective for financial statements for both interim and annual periods ending after December 15, 1997. The Company does not expect the adoption of FASB Statement 128 to have a material effect on its calculation of earnings per share.

    Reporting Comprehensive Income. In June, 1997, FASB Statement 130 "Reporting Comprehensive Income", was issued. The provisions of this statement, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting and display of comprehensive income and its components in financial statements. The reporting provisions of FASB Statement 130, which the Company will adopt in 1998, are not expected to have a material impact on the reported results of operations of the Company.

    Disclosures about Segments of an Enterprise and Related Information. In June, 1997, FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. The provisions of this statement, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting information about operating segments in annual financial statements and selected segment information in interim financial reports issued to shareholders. The Company expects to adopt the reporting provisions of FASB Statement 131 in 1998.

(5)  COMMITMENTS AND CONTINGENCIES

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

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three and six-month periods ended June 30, 1997 and 1996:

                                                  Percentage of Operating Revenues
                                               Three Months Ended   Six Months Ended
                                                     June 30,           June 30,
                                                1997        1996    1997       1996
OPERATING REVENUES:
  Regulated..................................    79.3%       84.1%   86.1%      90.9%
  Nonregulated -
    Gas sales and services...................    14.3         7.1    10.2        4.7
    Pipeline construction and services.......     6.3         8.7     3.6        4.3
    Other....................................     0.1         0.1     0.1        0.1
      Total operating revenues...............   100.0       100.0   100.0      100.0

OPERATING EXPENSES:
  Cost of gas................................    54.3        45.6    60.5       53.4
  Operation and maintenance..................    26.2        35.8    16.2       20.2
  Depreciation...............................     5.7         6.9     3.6        3.9
  Income taxes...............................     0.2        (3.3)    4.3        4.7
  Taxes other than income taxes..............     8.0         9.7     5.8        6.4
    Total operating expenses.................    94.4        94.7    90.4       88.6

OPERATING INCOME.............................     5.6         5.3     9.6       11.4

OTHER INCOME, NET............................     0.8         2.7     0.5        1.5

INTEREST CHARGES (1).........................    (5.3)       (8.3)   (3.4)      (5.3)

INCOME (LOSS) FROM CONTINUING OPERATIONS.....     1.1        (0.3)    6.7        7.6

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.       -        (0.1)      -       (0.4)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS............................     1.1        (0.4)    6.7        7.2

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS (1)...    (0.7)       (1.2)   (0.5)      (1.0)

NET INCOME (LOSS) ...........................     0.4        (1.6)    6.2        6.2

(1) None of the Company's interest expense and none of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

o   Three Months Ended June 30, 1997,  Compared With Three Months Ended June 30,
    1996

    Operating Revenues. Operating revenues increased $11.6 million (38.4%) from $30.3 million for the quarter ended June 30, 1996, to $41.9 million for the quarter ended June 30, 1997, largely as a result of a $7.8 million (30.5%) increase in regulated operating revenues and a $3.9 million (180.0%) increase in gas sales and services by PG Energy Services Inc. ("Energy Services") a nonregulated affiliate of the Company formerly known as Pennsylvania Energy Resources, Inc.

    The $7.8 million (30.5%) increase in regulated operating revenues from $25.5 million for the quarter ended June 30, 1996, to $33.2 million for the quarter ended June 30, 1997, was primarily the result of a 186 million cubic feet (5.7%) increase in sales to residential and commercial heating customers of PG Energy Inc. ("PGE") that was largely attributable to cooler weather. There was an increase of 92 (10.6%) heating degree days from 872 (114.0% of normal) during the second quarter of 1996 to 964 (126.0% of normal) during the second quarter of 1997. Also contributing to the increase were higher levels in PGE's gas cost rate and the effect of the rate increase granted PGE by the Pennsylvania Public Utility Commission (the "PPUC") which became effective on January 15, 1997 (see "Rate Matters"), as well as the operating revenues of Honesdale Gas Company ("Honesdale"), which was acquired by the Company on February 14, 1997, totaling $760,000.

    The $3.9 million increase in nonregulated gas sales and services from $2.1 million for the quarter ended June 30, 1996, to $6.0 million for the quarter ended June 30, 1997, was primarily the result of a 1.1 million cubic feet (255.8%) increase in sales of natural gas by Energy Services during the quarter.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $10.9 million (37.9%) from $28.6 million for the second quarter of 1996 to $39.5 million for the second quarter of 1997. As a percentage of operating revenues, total operating expenses decreased slightly from 94.7% during the second quarter of 1996 to 94.4% during the second quarter of 1997, largely as a result of a proportionally greater increase in revenues.

    Cost of gas increased $8.9 million (64.8%) from $13.8 million for the second quarter of 1996 to $22.7 million for the second quarter of 1997, primarily because of the aforementioned increase in sales by both PGE and Energy Services, the higher levels in PGE's gas cost rate (see "-Rate Matters") and $527,000 of gas costs related to Honesdale.

    Other than the cost of gas and income taxes, operating expenses increased by $841,000 (5.3%) from $15.9 million for the second quarter of 1996 to $16.7 million for the second quarter of 1997. This increase was partially attributable to a $409,000 (14.0%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales of Honesdale. Operation and maintenance expense increased $141,000 (1.3%) largely as a result of increased payroll and other costs attributable to the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $291,000 (13.9%) increase in depreciation expense, primarily as a result of additions to utility plant.

    Income taxes for the three-month period ended June 30, 1997, increased by $1.1 million from a credit of $992,000 in 1996 to an expense of $83,000 in 1997 due to a higher level of income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income increased by $751,000 (46.6%) from $1.6 million for the three-month period ended June 30, 1996, to $2.4 million for the three-month period ended June 30, 1997, and increased as a percentage of total operating revenues for such periods from 5.3% in the three-month period ended June 30, 1996, to 5.6% in the three-month period ended June 30, 1997.

    Other Income, Net. Other income, net decreased $490,000 from $829,000 for the three-month period ended June 30, 1996, to $339,000 for the three-month period ended June 30, 1997, largely because the second quarter of 1996 included income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996.

    Interest Charges. Interest charges decreased $280,000 (11.1%) from $2.5 million for the second quarter of 1996 to $2.2 million for the second quarter of 1997. This decrease was largely attributable to the the Company's defeasance of its 10.125% Senior Notes on September 30, 1996.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $541,000 from a loss of $72,000 for the three-month period ended June 30, 1996, to income of $469,000 for the three-month period ended June 30, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating revenues, the effect of which was partially offset by increased operating expenses.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $65,000 (17.0%) from $383,000 for the three-month period ended June 30, 1996, to $318,000 for the three-month period ended June 30, 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,090 shares of the 4.10% cumulative preferred stock in 1997.

    Net Income (Loss). The increase in net income of $627,000 from a loss of $476,000 for the second quarter of 1996 to income of $151,000 for the second quarter of 1997, as well as the increase in earnings per share of common stock of $.28 from a loss of $.18 per share for the second quarter of 1996 (after reflecting a $.13 per share premium on redemption of preferred stock) to earnings of $.10 per share for the second quarter of 1997 (after reflecting an $.08 per share discount on the repurchase of preferred stock) were the result of the higher income from continuing operations and the reduced dividends on subsidiary's preferred stock, as discussed above. The $.13 per share charge for the premium on the repurchase of subsidiary's preferred stock in the second quarter of 1996 acted to increase the loss per share of common stock for the quarter ended June 30, 1996, to $.18 per share. The discount on redemption of preferred stock in the second quarter of 1997 acted to increase the earnings per share for the quarter by $.08 per share to $.10 per share. While discounts and premiums on the repurchase of preferred stock are reflected in retained earnings and are not a determinant of net income, the discounts and premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

o   Six Months Ended June 30, 1997, Compared With Six Months Ended June 30, 1996

    Operating Revenues. Operating revenues increased $27.0 million (25.9%) from $104.3 million for the six months ended June 30, 1996, to $131.4 million for the six months ended June 30, 1997, largely as a result of an $18.3 million (19.3%) increase in regulated operating revenues and an $8.5 million (174.1%) increase in nonregulated gas sales and services by Energy Services.

    The $18.3 million (19.3%) increase in regulated operating revenues from $94.9 million for the six months ended June 30, 1996, to $113.1 million for the six months ended June 30, 1997, was primarily the result of higher levels in PGE's gas cost rate and the effect of the rate increase granted PGE by the PPUC which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increases in rates was partially offset by a 1.0 billion cubic feet (6.9%) decrease in sales to PGE's residential and commercial heating customers. There was a decrease of 238 (5.7%) heating degree days from 4,192 (106.0 % of normal) during the first six months of 1996 to 3,954 (100.0% of normal) during the first six months of 1997. Operating revenues of Honesdale totaling $1.6 million from its February 14, 1997, acquisition date through June 30, 1997, also contributed to the increased regulated operating revenues.

    The $8.5 million increase in nonregulated gas sales and services from $4.9 million for the six months ended June 30, 1996, to $13.4 million for the six months ended June 30, 1997, was primarily the result of a 2.6 million cubic feet (255.6%) increase in sales of natural gas by Energy Services during the period.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $26.3 million (28.4%) from $92.5 million for the first six months of 1996 to $118.8 million for the six months of 1997. As a percentage of operating revenues, total operating expenses increased from 88.6% during the first six months of 1996 to 90.4% during the first six months of 1997, largely as a result of an increase in the cost of gas.

    Cost of gas increased $23.7 million (42.6%) from $55.7 million for the first six months of 1996 to $79.4 million for the first six months of 1997, primarily because of higher levels in PGE's gas cost rate (see "-Rate Matters"), the aforementioned increase in sales by Energy Services and the higher level of gas costs that Energy Services incurred as a result of market prices in January, 1997. Also contributing to the increase was $1.1 million of gas costs related to Honesdale from its February 14, 1997, acquisition date through June 30, 1997.

    Other than the cost of gas and income taxes, operating expenses increased by $1.8 million (5.5%) from $31.9 million for the first six months of 1996 to $33.6 million for the first six months of 1997. This increase was partially attributable to a $919,000 (13.6%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales of Honesdale from its acquisition date. Operation and maintenance expense increased $269,000 (1.3%) largely as a result of increased payroll and other costs attributable to the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $572,000 (13.9%) increase in depreciation expense, primarily as a result of a $608,000 (15.7%) increase in depreciation attributable to additions to PGE's utility plant.

    Income taxes increased $769,000 (15.7%) from $4.9 million in the first six months of 1996 to $5.7 million in the first six months of 1997 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income increased by $755,000 (6.4%) from $11.8 million for the six-month period ended June 30, 1996, to $12.6 million for the six-month period ended June 30, 1997, and decreased as a percentage of total operating revenues for such periods from 11.4% in the six-month period ended June 30, 1996, to 9.6% in the six-month period ended June 30, 1997, largely as a result of the proportionately higher ratio of cost of gas to operating revenues.

    Other Income, Net. Other income, net decreased $892,000 from $1.6 million for the six-month period ended June 30, 1996, to $728,000 for the six-month period ended June 30, 1997, largely because the first six months of 1996 included income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996.

    Interest Charges. Interest charges decreased $1.1 million (20.0%) from $5.6 million for the first six months of 1996 to $4.4 million for the first quarter of 1997. This decrease was largely attributable to the the Company's defeasance of its 10.125% Senior Notes on September 30, 1996.

    Income From Continuing Operations. Income from continuing operations increased $972,000 (12.3%) from $7.9 million for the six-month period ended June 30, 1996, to $8.9 million for the six-month period ended June 30, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating revenues and decrease in interest charges, the effects of which were partially offset by increased operating expenses.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $349,000 (34.2%) from $1.0 million for the six-month period ended June 30, 1996, to $671,000 for the six-month period ended June 30, 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,090 shares of the 4.10% cumulative preferred stock in 1997.

    Net Income. The increase in net income of $1.7 million from $6.5 million for the first six months of 1996 to $8.2 million for the first six months of 1997, as well as the increase in earnings per share of common stock of $.46 from $.48 per share for the first six months of 1996 (after reflecting a $.12 per share premium on redemption of preferred stock) to $.94 per share for the first six months of 1997 (after reflecting a $.09 per share discount on redemption of preferred stock) were the result of the higher income from continuing operations and the reduced dividends on subsidiary's preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations. Also contributing to the increase in earnings per share of common stock was the reduction in the weighted average number of shares outstanding as a result of the repurchase of shares, largely during the second quarter of 1996, with proceeds from the sale of PGE's water utility operations in February, 1996.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PGE's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PGE's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

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

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in
             Effective             Rate per MCF        Calculated Increase
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]              [C]
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

    Recovery of FERC Order 636 Transition Costs. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs (i.e. Gas Supply Realignment and Stranded Costs) that it estimates it will ultimately be billed pursuant to Federal Energy Regulatory Commission Order 636, through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.8 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $9.0 million had been billed to PGE and recovered from its customers as of June 30, 1997. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    Additionally, as the Company's nonregulated activities expand, increased capital will be required for those activities, especially the residential and commercial real estate development projects that are planned for certain Company-owned land. The projects that are currently planned by the Company are in the initial planning and design phases, and the amount and type of funding that those projects will require has not yet been finalized. However, it is currently anticipated that such expenditures will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $83.5 million of unsecured revolving bank credit, which is deemed adequate for its ongoing needs. Specifically, PGE currently has eight bank lines of credit with an aggregate borrowing capacity of $83.5 million which provide for borrowings at interest rates generally less than prime, which mature at various times during 1997 and 1998 and which PGE intends to renew or replace as they expire. As of August 1, 1997, PGE had $46.3 million of borrowings outstanding under these bank lines of credit.

    The Company believes that PGE, as well as Honesdale, will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its nonregulated subsidiaries will be able to raise such funds as are required for their needs, including that required for the residential and commercial real estate development which is planned.

Long-Term Debt and Capital Stock Financings

    Both the Company and its subsidiaries, most notably PGE, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PGE during the six-month period ended June 30, 1997. However, PGE plans to issue $50.0 million of unsecured term notes during the third quarter of 1997, of which $25.0 million will be issued to a syndicate of banks and $25.0 million will be issued to accredited private placement investors. The proceeds from these long-term debt financings will be used to repay a portion of PGE's bank borrowings.

    The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. During the six-month period ended June 30, 1997, the Company realized $848,000, $27,000 and $380,000 from the issuance of common stock under the DRP, 1992 Stock Option Plan and Employees' Savings Plan, respectively.

Capital Expenditures and Related Financings

    Capital expenditures totaled $15.5 million during the first six months of 1997, including $13.9 million of expenditures for the construction of utility plant.

    The Company estimates that its capital expenditures will total $26.7 million for the remainder of the year, consisting of $19.8 million relative to utility plant and $6.9 million with respect to the Company's nonregulated activities, including $4.9 million for residential and commercial real estate development. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and to the extent necessary by the issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of June 30, 1997, $9.1 million of PGE's long-term debt and $80,000 of its preferred stock was required to be repaid within twelve months.

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

(a)  The Annual Meeting of Shareholders of the Company was held on May 14, 1997.

(b) The following persons were elected directors of the Company with the voting as indicated:
[CAPTION]
                                       No. of Shares          No. of Shares
                 Name                  Voted in Favor           Withheld
         [S]                             [C]                     [C]
         Kenneth L. Pollock              4,152,009               54,854

         William D. Davis                4,156,840               50,023

         Thomas F. Karam                 4,159,248               47,615

         Robert J. Keating               4,153,246               53,617

         James A. Ross                   4,156,854               50,009

         John D. McCarthy                4,155,216               51,647

         Ronald W. Simms                 4,157,829               49,034

         Kenneth M. Pollock              4,154,395               52,468

         Paul R. Freeman                 4,159,690               47,173

         John D. McCarthy, Jr.           4,154,766               52,097

         Richard A. Rose, Jr.            4,158,121               48,742

(c) The Company's shareholders also approved the Company's Stock Incentive Plan (the "Plan") as set forth in Exhibit A to the Proxy Statement (dated March 26, 1997) for the Annual Meeting. The Plan authorizes the granting of awards to employees (including officers) of the Company and certain related companies in the form of any combination of (1) options to purchase shares of Common Stock, (2) shares of restricted Common Stock, (3) bonus stock, and (4) dividend equivalent units. The Plan also provides for the discretionary grant of stock options to directors who are not employees or officers of the Company or certain related companies. The aggregate number of shares of Common Stock which may be issued under the Plan is 460,000. There were 3,521,456 votes for the Plan, 517,404 votes against it, 87,705 abstentions, and 80,298 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed herewith.

     11-1  Statement Re Computation of Per Share Earnings -- filed herewith.

     27-1  Financial Data Schedule -- filed herewith.

(b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated May 28, 1997, pursuant to Item
     4. Changes in Registrant's Certifying Accountant, reporting the appointment of the accounting firm of Price Waterhouse LLP as independent accountants.

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:     August 6, 1997             By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:     August 6, 1997             By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)