Form 10-Q
period 1997-09-30
PENNSYLVANIA ENTERPRISES INC
filed 1997-11-07
CIK 77231

PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three and nine
              months ended September 30, 1997 and 1996. . . . . . . . .    2

            Consolidated Balance Sheets as of September 30, 1997,
              and December 31, 1996 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the nine months ended September 30, 1997 and 1996 . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   19

                               PART I.  FINANCIAL INFORMATION

                       PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                              Consolidated Statements of Income

                                                  Three Months Ended      Nine Months Ended
                                                     September 30,          September 30,
                                                   1997       1996        1997         1996
                                               (Thousands of Dollars, Except for Share Amounts)
OPERATING REVENUES:
  Regulated                                      $  16,276  $  13,998   $ 129,425   $  108,870
  Nonregulated -
    Gas sales and services                           4,523      2,210      17,889        7,086
    Pipeline construction and services               3,344      3,095       8,124        7,634
    Other                                               66         51         126          108
      Total operating revenues                      24,209     19,354     155,564      123,698

OPERATING EXPENSES:
  Cost of gas                                       11,089      7,628      90,523       63,335
  Operation and maintenance                         11,088     10,777      32,396       31,816
  Depreciation                                       2,367      2,108       7,045        6,214
  Income taxes                                      (2,064)    (2,043)      3,618        2,610
  Taxes other than income taxes                      2,020      1,635       9,684        8,380
    Total operating expenses                        24,500     20,105     143,266      112,355

OPERATING INCOME (LOSS)                               (291)      (751)     12,298       11,343

OTHER INCOME, NET                                      667        736       1,395        2,096

INCOME (LOSS) BEFORE INTEREST CHARGES                  376        (15)     13,693       13,439

INTEREST CHARGES:
  Interest on long-term debt                         2,238      2,469       6,379        7,660
  Other interest                                       230        166         631          623
  Allowance for borrowed funds used
    during construction                                (45)       (73)       (144)        (169)
      Total interest charges                         2,423      2,562       6,866        8,114

INCOME (LOSS) FROM CONTINUING OPERATIONS            (2,047)    (2,577)      6,827        5,325

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS             -          -           -         (386)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS                                   (2,047)    (2,577)      6,827        4,939

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                 320        363         991        1,383

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS             (2,367)    (2,940)      5,836        3,556

EXTRAORDINARY LOSS (NET OF TAX BENEFIT
  OF $575,000) (Note 2)                                  -     (1,117)          -       (1,117)

NET INCOME (LOSS)                                $  (2,367) $  (4,057)  $   5,836   $    2,439

COMMON STOCK (Note 3):
  Earnings (Loss) Per Share of Common Stock:
    Continuing operations                        $    (.24) $    (.31)  $     .61   $      .38
    Discontinued operations                              -          -           -         (.04)
    Income (loss) before discount (premium) on
      repurchase of subsidiary's preferred
      stock and extraordinary loss                    (.24)      (.31)        .61          .34
    Discount (premium) on repurchase of
      subsidiary's preferred stock                       -       (.01)        .08         (.13)
    Extraordinary loss                                   -       (.11)          -         (.11)
    Earnings (loss) per share of common stock    $    (.24) $    (.43)  $     .69   $      .10

  Weighted average shares outstanding            9,699,614  9,621,126   9,643,088   10,428,032

  Cash dividends per share                       $     .30  $    .275   $     .89   $     .825

The accompanying notes are an integral part of the consolidated financial statements.

                                              -2-

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1997           1996
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     344,242   $     319,205
  Accumulated depreciation                              (86,933)        (79,783)
                                                        257,309         239,422

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      14,115          12,502
  Accumulated depreciation                               (4,742)         (4,674)
  Other                                                   1,734           1,720
                                                         11,107           9,548

CURRENT ASSETS:
  Cash and cash equivalents                               1,101           1,126
  Accounts receivable -
    Customers                                            16,420          22,464
    Others                                                  889             565
    Reserve for uncollectible accounts                   (1,452)         (1,233)
  Unbilled revenues                                       3,374          12,966
  Materials and supplies, at average cost                 3,201           2,865
  Gas held by suppliers, at average cost                 25,970          20,265
  Natural gas transition costs collectible                1,512           2,525
  Deferred cost of gas and supplier refunds, net          9,207          19,316
  Prepaid expenses and other                              1,513           1,438
                                                         61,735          82,297

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,712          29,771
    Other                                                 4,329           4,274
  Unamortized debt expense                                1,329           1,498
  Other                                                     457               -
                                                         36,827          35,543









TOTAL ASSETS                                      $     366,978   $     366,810




The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                  September 30,    December 31,
                                                       1997           1996
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES
CAPITALIZATION:
  Common shareholders' investment                 $     117,538   $     117,651
  Preferred stock of PGE -
    Not subject to mandatory redemption, net             15,848          18,851
    Subject to mandatory redemption                         640             739
  Long-term debt                                        125,000          75,000
                                                        259,026         212,241

CURRENT LIABILITIES:
  Current portion of long-term debt                      14,720          38,721
  Preferred stock subject to repurchase or
    mandatory redemption                                     80             115
  Notes payable                                           4,500          10,000
  Accounts payable                                       14,064          19,945
  Accrued general business and realty taxes               1,691           2,350
  Accrued income taxes                                    2,966          14,525
  Accrued interest                                        1,470           1,243
  Accrued natural gas transition costs                    1,154           2,095
  Other                                                   2,807           3,904
                                                         43,452          92,898

DEFERRED CREDITS:
  Deferred income taxes                                  51,250          49,270
  Unamortized investment tax credits                      4,639           4,767
  Operating reserves                                      2,805           3,086
  Other                                                   5,806           4,548
                                                         64,500          61,671




COMMITMENTS AND CONTINGENCIES (Note 6)









TOTAL CAPITALIZATION AND LIABILITIES              $     366,978   $     366,810




The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Nine Months Ended
                                                                 September 30,
                                                               1997         1996
                                                             (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Income from continuing operations, net of
    subsidiary's preferred stock dividends                   $   5,836     $  3,942
  Effects of noncash charges to income -
    Depreciation                                                 7,095        6,266
    Extraordinary loss, net of tax benefit                           -       (1,117)
    Deferred income taxes, net                                     715          530
    Provisions for self insurance                                  630          742
    Other, net                                                     902        1,861
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and unbilled revenues                           16,221       18,751
    Gas held by suppliers                                       (5,705)     (10,299)
    Accounts payable                                            (6,568)      (3,583)
    Deferred cost of gas and supplier refunds, net              10,316      (16,801)
    Other current assets and liabilities, net                      (39)         992
  Other operating items, net                                      (335)      (4,583)
      Net cash provided by (used for) continuing operations     29,068       (3,299)
  Net cash used for discontinued operations, principally
    for the payment of income taxes                            (13,655)     (35,470)
      Net cash provided by (used for) operating activities      15,413      (38,769)

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                                   (22,810)     (18,501)
  Proceeds from the sale of discontinued operations                  -      261,752
  Acquisition of regulated business                             (2,019)           -
  Other, net                                                    (1,429)      (1,285)
      Net cash provided by (used for) investing activities     (26,258)     241,966

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                       1,861          555
  Repurchase of common stock                                         -      (39,663)
  Dividends on common stock                                     (8,583)      (8,533)
  Repurchase/redemption of subsidiary's preferred stock         (3,137)     (15,364)
  Issuance of long-term debt                                    25,000            -
  Repayment of long-term debt                                        -      (81,906)
  Net decrease in bank borrowings                               (5,021)     (56,034)
  Other, net                                                       700       (1,390)
      Net cash provided by (used for) financing activities      10,820     (202,335)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS               (25)         862
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 1,126          629
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $   1,101    $   1,491

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                     $   6,000    $   8,700
    Income taxes                                             $  15,197    $  34,584

The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Nature of the Business. Pennsylvania Enterprises, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in both regulated and nonregulated activities. The Company's regulated activities are conducted by its principal subsidiary, PG Energy Inc. ("PGE"), a regulated public utility, and PGE's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), also a regulated public utility which was acquired on February 14, 1997. Together PGE and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes 130 municipalities, in addition to the cities of Scranton, Wilkes-Barre and Williamsport.

    The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), formerly known as Pennsylvania Energy Resources, Inc., Theta Land Corporation ("Theta") and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities, including the marketing and sale of natural gas and propane and other energy-related services, as well as the construction, maintenance and rehabilitation of natural gas distribution pipelines.
Commencing in the fourth quarter of 1997, Energy Services will also begin marketing electricity and other products and services in 26 counties in northeastern and central Pennsylvania pursuant to a retail marketing alliance agreement with CNG Energy Services, a subsidiary of Consolidated Natural Gas Company. Additionally, Theta is initiating several residential and commercial real estate development projects on Company-owned land for which construction is currently expected to commence in the fourth quarter of 1997.

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

    The results for the interim periods are not indicative of the results to be expected for the year, primarily due to the effect of seasonal variations in weather on energy sales and services. However, in the opinion of management, all adjustments, consisting of only normal recurring accruals, necessary to present fairly the results for the interim periods have been reflected in the consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.

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

(2) EXTRAORDINARY LOSS

    Defeasance of Senior Notes. On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes (the "Senior Notes"), due June 15, 1999, and recorded an extraordinary loss of $1.1 million ($1.6 million, net of $575,000 of related income tax benefits). The loss on the defeasance represented the interest expense on the Senior Notes from the date of defeasance through June 15, 1997, the date on which the Senior Notes were scheduled to be redeemed, plus the writeoff of the unamortized balance of issuance expenses related to the Senior Notes, less (i) the interest income expected to be earned on the funds that were deposited with the Trustee for the Senior Notes in connection with their defeasance and (ii) the related income tax benefit.

(3)  COMMON STOCK

    Common Stock Split. Pursuant to resolutions adopted by the Company's Board of Directors on February 19, 1997, a Certificate of Amendment was filed with the Secretary of State of the Commonwealth of Pennsylvania on March 20, 1997, amending the Company's Restated Articles of Incorporation to (i) increase the number of authorized shares of its common stock from 15 million shares to 30 million shares and (ii) reduce the stated value of such shares from $10.00 per share to $5.00 per share. This amendment had no effect on the Company's capital accounts. On February 19, 1997, the Board of Directors also declared a two-for-one split of the Company's common stock effective March 20, 1997. The number of shares of common stock reflected in these consolidated financial statements and the earnings per share of common stock for both the three and nine-month periods ended September 30, 1996, were restated to give retroactive effect to this stock split.

(4)  RATE MATTERS

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

(5)  ACCOUNTING CHANGES

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

(6)  COMMITMENTS AND CONTINGENCIES

    Environmental Matters. PGE, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PGE. Pursuant to the Comprehensive

Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PGE filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PGE from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PGE acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a material portion from PGE. PGE, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PGE does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PGE operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

    Subsequent Event. On October 3, 1997, the Company signed an agreement to acquire a 25-megawatt cogeneration plant and related facilities located on an approximate 260 acre site in Lackawanna County, Pennsylvania. The Company plans to convert the plant, which was closed in July, 1997, from burning anthracite culm to natural gas. The consideration to be paid for the facilities and real estate will consist of approximately 33,500 shares of the Company's common stock. In addition, approximately $8.0 million will be expended by the Company in converting the plant so that it can burn natural gas. The closing on this acquisition is expected to occur in November, 1997.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

STOCK SPLIT

    On February 19, 1997, the Board of Directors of Pennsylvania Enterprises, Inc. (the "Company") declared a two-for-one split of the Company's Common Stock effective March 20, 1997, as more fully discussed in Note 3 of the accompanying Notes to Consolidated Financial Statements. The appropriate per share data included in this Form 10-Q has been restated to reflect this two-for-one split.

RESULTS OF CONTINUING OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of total operating revenues for each of the three and nine-month periods ended September 30, 1997, and September 30, 1996:

                                                  Percentage of Operating Revenues
                                               Three Months Ended  Nine Months Ended
                                                  September 30,      September 30,
                                                1997       1996     1997       1996
OPERATING REVENUES:
  Regulated..................................    67.2%      72.3%    83.2%      88.0%
  Nonregulated -
    Gas sales and services...................    18.7       11.4     11.5        5.7
    Pipeline construction and services.......    13.8       16.0      5.2        6.2
    Other....................................     0.3        0.3      0.1        0.1
      Total operating revenues...............   100.0      100.0    100.0      100.0

OPERATING EXPENSES:
  Cost of gas................................    45.8       39.4     58.2       51.2
  Operation and maintenance..................    45.8       55.7     20.8       25.7
  Depreciation...............................     9.8       10.9      4.6        5.0
  Income taxes...............................    (8.5)     (10.6)     2.3        2.1
  Taxes other than income taxes..............     8.3        8.5      6.2        6.8
    Total operating expenses.................   101.2      103.9     92.1       90.8

OPERATING INCOME (LOSS)......................    (1.2)      (3.9)     7.9        9.2

OTHER INCOME, NET............................     2.7        3.8      0.9        1.7

INTEREST CHARGES (1).........................   (10.0)     (13.2)    (4.4)      (6.6)

INCOME (LOSS) FROM CONTINUING OPERATIONS.....    (8.5)     (13.3)     4.4        4.3

LOSS WITH RESPECT TO DISCONTINUED OPERATIONS.       -          -        -       (0.3)

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
  STOCK DIVIDENDS............................    (8.5)     (13.3)     4.4        4.0

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS(1)....    (1.3)      (1.9)    (0.6)      (1.1)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS......    (9.8)     (15.2)     3.8        2.9

EXTRAORDINARY LOSS...........................       -       (5.8)       -       (0.9)

NET INCOME (LOSS)............................    (9.8)     (21.0)     3.8        2.0

(1) None of the Company's interest expense nor any of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

                Three Months Ended September 30, 1997, Compared
                  With Three Months Ended September 30, 1996

    Operating Revenues. Operating revenues increased $4.9 million (25.1%) from $19.4 million for the three-month period ended September 30, 1996, to $24.2 million for the three-month period ended September 30, 1997, largely as a result of a $2.3 million (16.3%) increase in regulated operating revenues and a $2.3 million (104.7%) increase in gas sales and services by PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of the Company formerly known as Pennsylvania Energy Resources, Inc.

    The $2.3 million (16.3%) increase in regulated operating revenues from $14.0 million for the quarter ended September 30, 1996, to $16.3 million for the quarter ended September 30, 1997, was primarily the result of the rate increase granted PG Energy Inc. ("PGE") by the Pennsylvania Public Utility Commission (the "PPUC") which became effective on January 15, 1997 (see "Rate Matters"), higher levels in PGE's gas cost rate and the operating revenues of Honesdale Gas Company ("Honesdale"), which was acquired by the Company on February 14, 1997, totaling $323,000. Also contributing to the increase was a 56 million cubic feet (3.7%) increase in deliveries to PGE's residential and commercial heating customers that was largely attributable to cooler weather. There was an increase of 47 heating degree days from 163 (135.8% of normal) during the third quarter of 1996 to 210 (175.0% of normal) during the third quarter of 1997.

    The $2.3 million (104.7%) increase in nonregulated gas sales and services from $2.2 million for the quarter ended September 30, 1996, to $4.5 million for the quarter ended September 30, 1997, was primarily the result of an 877,000 cubic feet (146.3%) increase in sales of natural gas by Energy Services during the quarter.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $4.4 million (21.9%) from $20.1 million for the three-month period ended September 30, 1996, to $24.5 million for the three-month period ended September 30, 1997. As a percentage of operating revenues, total operating expenses decreased from 103.9% during the third quarter of 1996 to 101.2% during the third quarter of 1997, largely as a result of a proportionally greater increase in revenues.

    The cost of gas increased $3.5 million (45.4%) from $7.6 million for the three-month period ended September 30, 1996, to $11.1 million for the three-month period ended September 30, 1997, primarily because of the aforementioned increase in sales by both PGE and Energy Services, the higher levels in PGE's gas cost rate (see "-Rate Matters") and $194,000 of gas costs related to Honesdale.

    Other than the cost of gas and income taxes, operating expenses increased by $955,000 (6.6%) from $14.5 million for the three-month period ended September 30, 1996, to $15.5 million for the three-month period ended September 30, 1997. This increase was partially attributable to a $385,000 (23.5%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales of Honesdale. Operation and maintenance expense increased $311,000 (2.9%) as a result of $206,000 of costs relative to Honesdale in the third quarter of 1997, as well as increased payroll and other costs attributable to the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $259,000 (12.3%) increase in depreciation expense, primarily as a result of additions to utility plant.

    Operating Income (Loss). As a result of the above, the operating loss decreased by $460,000 (61.3%) from a loss of $751,000 for the three-month period ended September 30, 1996, to a loss of $291,000 for the three-month period ended September 30, 1997, and decreased as a percentage of total operating revenues for such periods from a negative 3.9% in 1996 to a negative 1.2% in 1997.

    Other Income, Net. Other income, net decreased $69,000 (9.4%) from $736,000 for the three-month period ended September 30, 1996, to $667,000 for the three-month period ended September 30, 1997, largely because the third quarter of 1996 included income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996. The absence of such investment income was partially offset by an inducement fee paid to Energy Services relative to its participation in a retail marketing alliance.

    Interest Charges. Interest charges decreased by $139,000 (5.4%) from $2.6 million for the three-month period ended September 30, 1996, to $2.4 million for the three-month period ended September 30, 1997. This decrease was largely attributable to the Company's defeasance of its 10.125% Senior Notes on September 30, 1996.

    Income (Loss) From Continuing Operations. The loss from continuing operations decreased $530,000 (20.6%) from $2.6 million for the quarter ended September 30, 1996, to $2.0 million for the quarter ended September 30, 1997. This decrease was largely the result of the matters discussed above, principally the increase in operating revenues and the decrease in interest charges, the effects of which were partially offset by the increased operating expenses.

    Subsidiary's  Preferred  Stock  Dividends.    Dividends  on  preferred stock
decreased $43,000 (11.8%) from $363,000 for the three-month period ended September 30, 1996, to $320,000 for the three-month period ended September 30, 1997, primarily as a result of the repurchase by PGE in 1997 of 30,375 shares of its 4.10% cumulative preferred stock.

    Income (Loss) Before Extraordinary Loss. The decrease of $573,000 (19.5%) in the loss before extraordinary loss, from $2.9 million for the three-month period ended September 30, 1996, to $2.4 million for the three-month period ended September 30, 1997, was largely the result of the decrease in the loss from continuing operations and the reduced dividends on preferred stock, as discussed above.

    Extraordinary Loss. On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes (the "Senior Notes"), due June 15, 1999, and recorded an extraordinary loss on such defeasance of $1.1 million ($1.6 million, net of $575,000 of related income tax benefits). The loss on the defeasance represented the interest expense on the Senior Notes from the date of defeasance through June 15, 1997, the date on which the Senior Notes were scheduled to be redeemed, plus the writeoff of the unamortized balance of issuance expenses related to the Senior Notes, less (i) the interest income expected to be earned on the funds that were deposited with the Trustee for the Senior Notes in connection with their defeasance and (ii) the related income tax benefit.

    Net Income (Loss). The decrease of $1.7 million (41.7%) in the net loss, from $4.1 million for the three-month period ended September 30, 1996, to $2.4 million for the three-month period ended September 30, 1997, as well as the decrease in the loss per share of common stock of $.19 from a loss of $.43 per share for the third quarter of 1996 to a loss of $.24 per share for the third quarter of 1997, were primarily the result of the decrease in loss from continuing operations and the recording in the third quarter of 1996 of the extraordinary loss on the defeasance of the Company's Senior Notes, as discussed above. Also contributing to the decrease in the loss per share of common stock was the inclusion in the third quarter of 1996 of a $.01 per share premium of the repurchase of shares of preferred stock by PGE. While discounts and premiums on the repurchase of preferred stock are reflected in retained earnings and are not a determinant of net income, the discounts and premiums associated with repurchases must be taken into account in calculating the earnings (loss) per share of common stock.

                Nine Months Ended September 30, 1997, Compared
                  With Nine Months Ended September 30, 1996

    Operating Revenues. Operating revenues increased $31.9 million (25.8%) from $123.7 million for the nine months ended September 30, 1996, to $155.6 million for the nine months ended September 30, 1997, largely as a result of a $20.6 million (18.9%) increase in regulated operating revenues and a $10.8 million (152.5%) increase in nonregulated gas sales and services by Energy Services.

    The $20.6 million (18.9%) increase in regulated operating revenues from $108.9 million for the nine months ended September 30, 1996, to $129.4 million for the nine months ended September 30, 1997, was primarily the result of higher levels in PGE's gas cost rate and the effect of the rate increase granted PGE by the PPUC which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increases in rates was partially offset by an 896 million cubic feet (5.0%) decrease in deliveries to PGE's residential and commercial heating customers. There was a decrease of 192 (4.4%) heating degree days from 4,356 (106.9% of normal) during the first nine months of 1996 to 4,164 (102.2% of normal) during the first nine months of 1997. Operating revenues of Honesdale totaling $1.9 million from its February 14, 1997, acquisition date through September 30, 1997, also contributed to the increased regulated operating revenues.

    The $10.8 million (152.5%) increase in nonregulated gas sales and services from $7.1 million for the nine months ended September 30, 1996, to $17.9 million for the nine months ended September 30, 1997, was primarily the result of a 3.4 million cubic feet (214.6%) increase in sales of natural gas by Energy Services during the period.

    Operating Expenses. Operating expenses, including depreciation and income taxes, increased $30.9 million (27.5%) from $112.4 million for the first nine months of 1996 to $143.3 million for the first nine months of 1997. As a percentage of operating revenues, total operating expenses increased from 90.8% during the first nine months of 1996 to 92.1% during the first nine months of 1997, largely as a result of an increase in the cost of gas.

    Cost of gas increased $27.2 million (42.9%) from $63.3 million for the first nine months of 1996 to $90.5 million for the first nine months of 1997, primarily because of higher levels in PGE's gas cost rate (see "-Rate Matters"), and the aforementioned increase in sales by Energy Services. Also contributing to the increase was $1.3 million of gas costs related to Honesdale from its February 14, 1997, acquisition date through September 30, 1997.

    Other than the cost of gas and income taxes, operating expenses increased by $2.7 million (5.9%) from $46.4 million for the first nine months of 1996 to $49.1 million for the first nine months of 1997. This increase was partially attributable to a $1.3 million (15.6%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PGE and the sales of Honesdale from its acquisition date. Operation and maintenance expense increased $580,000 (1.8%) largely as a result of $470,000 of expenses relative to Honesdale since its acquisition date, as well as increased payroll and other costs attributable to the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was an $831,000 (13.4%) increase in depreciation expense, primarily as a result of additions to utility plant.

    Income taxes increased $1.0 million (38.6%) from $2.6 million in the first nine months of 1996 to $3.6 million in the first nine months of 1997 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income (Loss). As a result of the above, operating income increased by $955,000 (8.4%) from $11.3 million for the nine-month period ended September 30, 1996, to $12.3 million for the nine-month period ended September 30, 1997. However, as a percentage of total operating revenues, operating income decreased for such periods from 9.2% in the nine-month period ended September 30, 1996, to 7.9% in the nine-month period ended September 30, 1997, largely as a result of the proportionately higher ratio of cost of gas to operating revenues.

    Other Income, Net. Other income, net decreased $701,000 (33.4%) from $2.1 million for the nine-month period ended September 30, 1996, to $1.4 million for the nine-month period ended September 30, 1997, largely because the first nine months of 1996 included income from the temporary investment of certain proceeds from the sale of PGE's regulated water utility operations in February, 1996. The absence of such investment income in 1997 was partially offset by an inducement fee paid to Energy Services relative to its participation in a retail marketing alliance.

    Interest Charges. Interest charges decreased $1.2 million (15.4%) from $8.1 million for the first nine months of 1996 to $6.9 million for the first nine months of 1997. This decrease was largely attributable to the the Company's defeasance of its 10.125% Senior Notes on September 30, 1996.

    Income (Loss) From Continuing Operations. Income from continuing operations increased $1.5 million (28.2%) from $5.3 million for the nine-month period ended September 30, 1996, to $6.8 million for the nine-month period ended September 30, 1997. This increase was largely the result of the matters discussed above, principally the increase in operating revenues and decrease in interest charges, the effects of which were partially offset by increased operating expenses and the lower level of other income, net.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $392,000 (28.3%) from $1.4 million for the nine-month period ended September 30, 1996, to $991,000 for the nine-month period ended September 30, 1997, primarily as a result of the repurchase by PGE in 1996 of 134,359 shares of its 9% cumulative preferred stock, 9,408 shares of its 5.75% cumulative preferred stock and 20,330 shares of its 4.10% cumulative preferred stock, largely during the second quarter of that year, as well as its repurchase of an additional 30,375 shares of the 4.10% cumulative preferred stock in 1997.

    Income (Loss) Before Extraordinary Loss. The increase in income before extraordinary loss of $2.3 million (64.1%) from $3.6 million for the nine-month period ended September 30, 1996, to $5.8 million for the nine-month period ended September 30, 1997, was largely the result of the increase in income from continuing operations and the reduced dividends on preferred stock, as discussed above, and the absence of any loss with respect to discontinued operations.

    Extraordinary Loss. On September 30, 1996, the Company defeased the $28.7 million outstanding principal amount of its 10.125% Senior Notes (the "Senior Notes"), due June 15, 1999, and recorded an extraordinary loss on such defeasance of $1.1 million ($1.6 million, net of $575,000 of related income tax benefits). The loss on the defeasance represented the interest expense on the Senior Notes from the date of defeasance through June 15, 1997, the date on which the Senior Notes were scheduled to be redeemed, plus the writeoff of the unamortized balance of issuance expenses related to the Senior Notes, less (i) the interest income expected to be earned on the funds that were deposited with the Trustee for the Senior Notes in connection with their defeasance and (ii) the related income tax benefit.

    Net Income. The increase in net income of $3.4 million (139.3%) from $2.4 million for the first nine months of 1996 to $5.8 million for the first nine months of 1997 was the result of the higher income from continuing operations, the reduced dividends on subsidiary's preferred stock and the extraordinary loss in 1996, as discussed above, as well as the absence of any loss with respect to discontinued operations. These same factors, along with premiums of $.13 per share during the first nine months of 1996 and discounts of $.08 per share during the first nine months of 1997 on the repurchase of preferred stock, accounted for the increase in earnings per share of common stock of $.59 from $.10 per share for the first nine months of 1996 to $.69 per share for the first nine months of 1997. Also contributing to the increase in earnings per share of common stock was the reduction in the weighted average number of shares outstanding as a result of the repurchase of shares, largely during the second quarter of 1996, with proceeds from the sale of PGE's water utility operations in February, 1996.

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

    In accordance with these procedures, PGE has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its gas tariff rates:
[CAPTION]
                                    Change in              Calculated
             Effective             Rate per MCF        Increase/(Decrease)
                Date              From     To           in Annual Revenue
           [S]                    [C]     [C]             [C]
           December 1, 1997       $4.49   $3.95           $(15,700,000)
           March 1, 1997           4.18    4.49              8,300,000
           December 1, 1996        3.01    4.18             32,400,000
           September 1, 1996       2.88    3.01              3,600,000
           June 1, 1996            2.75    2.88              3,400,000

    The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

    Recovery of FERC Order 636 Transition Costs. By Order of the PPUC entered August 26, 1994, PGE began recovering the Non-Gas Transition Costs (i.e. Gas Supply Realignment and Stranded Costs) that it estimates it will ultimately be billed pursuant to Federal Energy Regulatory Commission Order 636, through the billing of a surcharge to its customers effective September 12, 1994. It is currently estimated that $10.7 million of Non-Gas Transition Costs will be billed to PGE, generally over a six-year period extending through January 1, 1999, of which $9.3 million had been billed to PGE and $9.2 million had been recovered from its customers as of September 30, 1997. PGE has recorded the estimated Non-Gas Transition Costs that remain to be billed to it and the amounts remaining to be recovered from its customers.

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

    Additionally, as the Company's nonregulated activities expand, increased capital will be required for those activities, especially the cogeneration plant the Company has agreed to acquire and the residential and commercial real estate development projects that are planned for certain Company-owned land. The real estate development projects that are currently planned by the Company are in their initial phases, and the amount and type of funding that those projects will require has not yet been finalized. Likewise, the costs which the cogeneration plant will involve are still being finalized. However, it is currently anticipated that the expenditures for both the real estate development projects and the cogeneration plant will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PGE has made arrangements for a total of $68.5 million of unsecured revolving bank credit, which is deemed adequate for its presently anticipated needs. Specifically, PGE currently has seven bank lines of credit with an aggregate borrowing capacity of $68.5 million which provide for borrowings at interest rates generally less than prime and mature at various times during 1998 and 1999 and which PGE intends to renew or replace as they expire. As of November 3, 1997, PGE had $21.2 million of borrowings outstanding under these bank lines of credit.

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

    On September 12, 1997, PGE borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-quarter of one percent (5.875% as of November 3, 1997). Under the terms of the Term Loan Agreement, PGE can choose interest rate periods of one, two, three or six months. PGE utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

    On September 30, 1997, PGE issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "Senior Notes"). The proceeds from the issuance of the Senior Notes were used by PGE to repay $25.0 million of its bank borrowings.

    No capital stock financings were consummated by either the Company or PGE during the nine-month period ended September 30, 1997.

    The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its 1992 Stock Option Plan and its Employees' Savings Plan. During the nine-month period ended September 30, 1997, the Company realized $1.3 million, $51,000 and $547,000 ($1.9 million in total) from the issuance of common stock under the DRP, 1992 Stock Option Plan and Employees' Savings Plan, respectively.

Capital Expenditures and Related Financings

    Capital expenditures totaled $25.5 million during the first nine months of 1997, including $22.7 million of expenditures for the construction of utility plant.

    The Company estimates that its capital expenditures will total $16.7 million for the remainder of the year, consisting of $10.9 million relative to utility plant and $5.8 million with respect to the Company's nonregulated activities. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of September 30, 1997, $14.7 million of PGE's long-term debt and $80,000 of its preferred stock was required to be repaid within twelve months.

Forward-Looking Statements

    Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, they are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement, such as the nature of Pennsylvania legislation restructuring the natural gas and electric industries and general economic conditions and uncertainties relating to new projects like the residential and commercial development projects on Company-owned land.

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10-1 Form of Stock Option Agreement, dated as of June 20, 1997, between the Company and certain of its Officers -- filed herewith.

     10-2 Form of Stock Option Agreement, dated as of June 20, 1997, between the Company and certain of its non-employee directors -- filed herewith.

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:  November 7, 1997              By:           /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:  November 7, 1997              By:         /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)