Form 10-Q
period 1998-03-31
PENNSYLVANIA ENTERPRISES INC
filed 1998-05-05
CIK 77231

PENNSYLVANIA ENTERPRISES, INC.

                             TABLE OF CONTENTS


                                                                         PAGE

PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

            Consolidated Statements of Income for the three
              months ended March 31, 1998 and 1997. . . . . . . . . . .    2

            Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997 . . . . . . . . . . . . . . . . . .    3

            Consolidated Statements of Cash Flows for
              the three months ended March 31, 1998 and 1997. . . . . .    5

            Notes to Consolidated Financial Statements. . . . . . . . .    6

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations. . . . . . . . . . . .   10


PART II. OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . .   15

                        PART I.  FINANCIAL INFORMATION

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months Ended
                                                               March 31,
                                                         1998            1997
                                                        (Thousands of Dollars)
OPERATING REVENUES:
  Regulated                                            $  65,006      $  79,939
  Nonregulated -
    Gas sales and services                                 9,025          7,375
    Pipeline construction and services                     2,404          2,153
    Other                                                    454             24
      Total operating revenues                            76,889         89,491

OPERATING EXPENSES:
  Cost of gas                                             46,151         56,708
  Operation and maintenance                               11,333         10,332
  Depreciation                                             2,601          2,299
  Income taxes                                             4,156          5,599
  Taxes other than income taxes                            4,061          4,326
    Total other operating expenses                        68,302         79,264

OPERATING INCOME                                           8,587         10,227

OTHER INCOME (DEDUCTIONS), NET                                (3)           389

INCOME BEFORE INTEREST CHARGES                             8,584         10,616

INTEREST CHARGES:
  Interest on long-term debt                               2,588          2,042
  Other interest                                             159            235
  Allowance for borrowed funds used during
    construction                                             (23)           (66)
      Total interest charges                               2,724          2,211

INCOME BEFORE SUBSIDIARY'S PREFERRED STOCK DIVIDENDS       5,860          8,405

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                       321            353

NET INCOME                                             $   5,539      $   8,052

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                9,753,348      9,615,416
  Diluted                                              9,834,444      9,660,881

EARNINGS PER SHARE OF COMMON STOCK:
  Basic                                                $     .57      $     .84
  Diluted                                              $     .56      $     .83

CASH DIVIDENDS PER SHARE                               $     .30      $     .29


The accompanying notes are an integral part of the consolidated financial statements.

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                    March 31,     December 31,
                                                      1998            1997
                                                      (Thousands of Dollars)

ASSETS
UTILITY PLANT:
  At original cost                                $     355,243   $    351,106
  Accumulated depreciation                              (90,607)       (88,129)
                                                        264,636        262,977

OTHER PROPERTY AND INVESTMENTS:
  Nonutility property and equipment                      20,163         16,335
  Accumulated depreciation                               (5,028)        (4,875)
  Other                                                   2,269          2,171
                                                         17,404         13,631

CURRENT ASSETS:
  Cash and cash equivalents                               2,188          2,202
  Restricted cash - common stock subscribed
    (Note 3)                                                859              -
  Accounts receivable -
    Customers                                            32,068         28,681
    Others                                                1,576            850
    Reserve for uncollectible accounts                   (1,650)        (1,340)
  Unbilled revenues                                       7,682         12,108
  Materials and supplies, at average cost                 3,328          3,110
  Gas held by suppliers, at average cost                  7,985         21,933
  Deferred cost of gas and supplier refunds, net          1,593          6,316
  Prepaid expenses and other                              5,654          1,686
                                                         61,283         75,546

DEFERRED CHARGES:
  Regulatory assets -
    Deferred taxes collectible                           30,761         30,592
    Other                                                 6,316          4,415
  Unamortized debt expense                                1,276          1,361
  Other                                                     280            308
                                                         38,633         36,676






TOTAL ASSETS                                      $     381,956   $    388,830




The accompanying notes are an integral part of the consolidated financial statements.

                     PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                               CONSOLIDATED BALANCE SHEETS

                                                    March 31,      December 31,
                                                      1998            1997
                                                      (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
  Common shareholders' investment (Note 3)        $     126,381   $     122,105
  Preferred stock of PG Energy -
    Not subject to mandatory redemption, net             15,864          15,864
    Subject to mandatory redemption                         640             640
  Long-term debt                                        125,000         127,000
                                                        267,885         265,609

CURRENT LIABILITIES:
  Current portion of long-term debt                      17,337          24,776
  Preferred stock subject to repurchase or
    mandatory redemption                                     80              80
  Notes payable                                           1,245           2,170
  Accounts payable                                       14,464          18,448
  Accrued general business and realty taxes                 937           2,953
  Accrued income taxes                                    7,856           4,618
  Accrued interest                                        1,215           1,783
  Accrued natural gas transition costs                      842           1,087
  Other                                                   1,808           1,722
                                                         45,784          57,637

DEFERRED CREDITS:
  Deferred income taxes                                  53,275          52,511
  Unamortized investment tax credits                      4,553           4,596
  Operating reserves                                      2,779           2,825
  Other                                                   7,680           5,652
                                                         68,287          65,584





COMMITMENTS AND CONTINGENCIES (Note 5)






TOTAL CAPITALIZATION AND LIABILITIES              $     381,956   $     388,830




The accompanying notes are an integral part of the consolidated financial statements.

                   PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                               March 31,
                                                          1998         1997
                                                        (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                            $   5,539    $   8,052
  Effects of noncash charges to income -
    Depreciation                                            2,629        2,313
    Deferred income taxes, net                                595          351
    Provisions for self insurance                             202          202
    Other, net                                                302          387
  Changes in working capital, exclusive of cash
   and current portion of long-term debt -
    Receivables and unbilled revenues                         623       (8,277)
    Gas held by suppliers                                  13,948       17,391
    Accounts payable                                       (3,623)      (9,638)
    Deferred cost of gas and supplier refunds, net          4,478        8,751
    Other current assets and liabilities, net              (3,443)         554
  Other operating items, net                               (1,257)        (853)
      Net cash provided by operating activities            19,993       19,233

CASH FLOW FROM INVESTING ACTIVITIES:
  Additions to utility plant                               (4,477)      (6,529)
  Additions to nonutility property                         (4,124)        (433)
  Acquisition of regulated business                             -       (2,009)
  Other, net                                                  583          247
      Net cash used for investing activities               (8,018)      (8,724)

CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of common stock                                    807          495
  Common stock subscribed, net                                855            -
  Repurchase of subsidiary's preferred stock                    -          (82)
  Dividends on common stock                                (2,925)      (2,793)
  Repayment of long-term debt                                   -         (141)
  Net decrease in bank borrowings                         (10,725)      (7,874)
  Other, net                                                   (1)          38
      Net cash used for financing activities              (11,989)     (10,357)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          (14)         152
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              2,202        1,126
CASH AND CASH EQUIVALENTS AT END OF YEAR                $   2,188    $   1,278

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest (net of amount capitalized)                $   3,142    $   2,019
    Income taxes                                        $     429    $     653







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

    The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), PEI Power Corporation ("Power Corp") which was formed in October, 1997, Theta Land Corporation ("Theta") and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities, including the sale of natural gas, propane and electricity and other energy-related services, as well as the construction, maintenance and rehabilitation of natural gas distribution pipelines and the sale of property for residential, commercial and other development. In the fourth quarter of 1997, Energy Services began marketing electricity and other products and services, under the name PG Energy PowerPlus, in 26 counties in northeastern and central Pennsylvania. Power Corp is expected to begin generating and selling electricity and steam, which will be marketed by PG Energy PowerPlus, in mid-1998 upon the completion of modifications to its cogeneration facility that will enable it to burn both natural and methane gas.

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

    Both PG Energy and Honesdale (collectively referred to as the "Regulated Subsidiaries") are subject to the jurisdiction of the Pennsylvania Public Utility Commission (the "PPUC") for rate and accounting purposes. The financial statements of the Regulated Subsidiaries that are incorporated in these consolidated financial statements have been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

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

(2)  RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $1.7 million through March 31, 1997, was deferred, without carrying charges, until July, 1997.

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

    In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its tariff rates:

                                    Change in              Calculated
             Effective             Rate per MCF        Increase (Decrease)
                Date              From     To           in Annual Revenue
[CAPTION]
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

(3)  RESTRICTED CASH-COMMON STOCK SUBSCRIBED

    The Company reinstated its Customer Stock Purchase Plan (the "Customer Plan") effective February 4, 1998. The Customer Plan provides the residential customers of all the Company's subsidiaries with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. On April 1, 1998, the Company issued 35,668 shares of its common stock for an aggregate consideration of $855,000 with respect to payments received pursuant to the Customer Plan during the subscription period ended March 31, 1998. Such payments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of March 31, 1998. The proceeds from the issuance of shares through the Customer Plan were used by the Company to purchase common stock of PG Energy.

(4)  ACCOUNTING CHANGES

    Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 had no effect on the Company's financial statements for the first quarter of 1998.

    Disclosures about Segments of an Enterprise and Related Information. In June, 1997, FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. The provisions of this statement, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting information about operating segments in annual financial statements and selected segment information in interim financial reports issued to shareholders. The Company expects to adopt the reporting provisions of FASB Statement 131 by the fourth quarter of 1998.

(5)  COMMITMENTS AND CONTINGENCIES

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

                PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three-month periods ended March 31, 1998 and 1997:
[CAPTION]
                                                            Three Months Ended
                                                                 March 31,
                                                             1998        1997
[S]                                                          [C]         [C]
OPERATING REVENUES:
  Regulated...........................................        84.6%       89.3%
  Nonregulated -
    Gas sales and services............................        11.7         8.3
    Pipeline construction and services................         3.1         2.4
    Other.............................................         0.6           -
      Total operating revenues........................       100.0       100.0

OPERATING EXPENSES:
  Cost of gas.........................................        60.0        63.4
  Operation and maintenance...........................        14.7        11.6
  Depreciation........................................         3.4         2.6
  Income taxes........................................         5.4         6.2
  Taxes other than income taxes.......................         5.3         4.8
    Total operating expenses..........................        88.8        88.6

OPERATING INCOME......................................        11.2        11.4

OTHER INCOME (DEDUCTIONS), NET........................        (0.0)        0.4

INTEREST CHARGES......................................        (3.6)       (2.4)

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS................        (0.4)       (0.4)

NET INCOME ...........................................         7.2%        9.0%

o Three Months Ended March 31, 1998, Compared With Three Months Ended March 31, 1997

    Operating Revenues. Operating revenues decreased $12.6 million (14.1%) from $89.5 million for the quarter ended March 31, 1997, to $76.9 million for the quarter ended March 31, 1998, largely as a result of a $14.9 million (18.7%) decrease in regulated operating revenues, the impact of which was partially offset by a $1.7 million (22.4%) increase in gas sales and services by PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of the Company.

    The $14.9 million (18.7%) decrease in regulated operating revenues from $79.9 million for the quarter ended March 31, 1997, to $65.0 million for the quarter ended March 31, 1998, was primarily the result of a 1.7 billion cubic feet (16.2%) decrease in sales by PG Energy Inc. ("PG Energy") to its residential and commercial heating customers. This reduction in sales was attributable to the unseasonably warm weather during the quarter and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). There was a 457 (15.3%) decrease in heating degree days from 2,990 (93.7% of normal) during the first quarter of 1997 to 2,533 (79.4% of normal) during the first quarter of 1998.

    The $1.7 million increase in nonregulated gas sales and services from $7.4 million for the quarter ended March 31, 1997, to $9.0 million for the quarter ended March 31, 1998, was primarily the result of a 793,000 cubic feet (40.3%) increase in sales of natural gas by Energy Services during the quarter.

    Operating Expenses. Operating expenses, including depreciation and income taxes, decreased $11.0 million (13.8%) from $79.3 million for the first quarter of 1997 to $68.3 million for the first quarter of 1998. As a percentage of operating revenues, total operating expenses remained largely unchanged, increasing only slightly from 88.6% during the first quarter of 1997 to 88.8% during the first quarter of 1998.

    The cost of gas decreased $10.6 million (18.6%) from $56.7 million for the first quarter of 1997 to $46.2 million for the first quarter of 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The effects of these factors were partially offset by the increased sales by Energy Services.

    Other than the cost of gas and income taxes, operating expenses increased by $1.0 million (6.1%) from $17.0 million for the first quarter of 1997 to $18.0 million for the first quarter of 1998. This increase was largely attributable to a $1.0 million (9.7%) increase in operation and maintenance expense, primarily as a result of increased payroll and other costs associated with the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $302,000 (13.1%) increase in depreciation expense, primarily as a result of additions to utility plant.

    Income taxes decreased $1.4 million (25.8%) from $5.6 million for the first quarter of 1997 to $4.2 million for the first quarter of 1998 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges).

    Operating Income. As a result of the above, operating income decreased by $1.6 million (16.0%) from $10.2 million for the three-month period ended March 31, 1997, to $8.6 million for the three-month period ended March 31, 1998, and also decreased as a percentage of total operating revenues for such periods from 11.4% in the three-month period ended March 31, 1997, to 11.2% in the three-month period ended March 31, 1998.

    Other Income (Deductions), Net. Other income (deductions), net decreased $392,000 from income of $389,000 for the three-month period ended March 31, 1997, to deductions of $3,000 for the three-month period ended March 31, 1998, largely because the first quarter of 1997 included a gain on the condemnation of certain property of PG Energy for highway construction.

    Interest Charges. Interest charges increased $513,000 (23.2%) from $2.2 million for the first quarter of 1997 to $2.7 million for the first quarter of 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

    Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $32,000 (9.1%) from $353,000 for the three-month period ended March 31, 1997, to $321,000 for the three-month period ended March 31, 1998, primarily as a result of the repurchase by PG Energy of 30,560 shares of its 4.10% cumulative preferred stock in 1997.

    Net Income. The decrease in net income of $2.5 million (31.2%) from $8.1 million for the first quarter of 1997 to $5.5 million for the first quarter of 1998, as well as the $.27 per share decrease in both basic and diluted earnings per share of common stock, were the result of the matters discussed above, principally the decrease in operating revenues and the increase in interest charges, the effects of which were partially offset by decreased operating expenses.

RATE MATTERS

    Rate Increase. By Order adopted December 19, 1996, the Pennsylvania Public Utility Commission (the "PPUC") approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $1.7 million through March 31, 1997, was deferred, without carrying charges, until July, 1997.

    Proposed Rate Increase. On March 16, 1998, PG Energy filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $15.0 million in additional annual revenue, to be effective May 15, 1998. On April 23, 1998, the PPUC suspended this rate increase for seven months (until December 15, 1998) in order to investigate the reasonableness of the proposed rates. It is not presently possible to determine what action the PPUC will ultimately take in this matter.

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

    In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its gas tariff rates:
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

    In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PG Energy has made arrangements for a total of $78.5 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PG Energy currently has eight bank lines of credit with an aggregate borrowing capacity of $78.5 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1998 and 1999 and which PG Energy intends to renew or replace as they expire. As of May 1, 1998, PG Energy had $7.5 million of borrowings outstanding under these bank lines of credit.

    The Company believes that its regulated subsidiaries will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its nonregulated subsidiaries will be able to raise such funds as are required for their needs, including that required relative to Power Corp's cogeneration facility and related methane gas recovery facility.

Long-Term Debt and Capital Stock Financings

    Both the Company and its subsidiaries, most notably PG Energy, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG Energy during the three-month period ended March 31, 1998.

    The Company also  obtains  external  funds  from  the  sale  of common stock through its Dividend Reinvestment and Stock Purchase Plan (the "DRP"), its Customer Stock Purchase Plan (the "Customer Plan"), its 1992 Stock Option Plan and its Employees' Savings Plan. During 1998 (through May 1) the Company realized $2.6 million, $855,000 and $268,000 from the issuance of common stock under the DRP, the Customer Plan and the Employees' Savings Plan, respectively. There have been no issuances of common stock under the 1992 Stock Option Plan during 1998.

Capital Expenditures and Related Financings

    Capital expenditures totaled $8.8 million during the first three months of 1998, including $4.4 million of expenditures for the construction of utility plant and $3.8 million for the conversion of Power Corp's cogeneration facility and construction of the related methane gas recovery facility.

    The Company estimates that its capital expenditures will total $38.8 million for the remainder of the year, consisting of $31.9 million relative to utility plant and $6.9 million with respect to the Company's nonregulated activities, including $4.3 million relative to Power Corp's cogeneration facility and related methane gas recovery facility. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

    As of March 31, 1998, $17.3 million of long-term debt, and $80,000 of PG Energy's preferred stock was required to be repaid within twelve months.

Year 2000

    The Company is currently replacing its financial and customer information systems with purchased software packages. The installation of these new systems will resolve the primary year 2000 issues. The new financial systems are anticipated to be operational by the end of 1998 and the new customer information system is now anticipated to be operational in 1999.

    The  Company  has  completed  a  review  of  the  program  coding  of  other significant in-house developed applications and determined that they are presently year 2000 compliant. Additionally, the Company is reviewing its installed base of personal computers to identify non-compliant machines that would be in service at year 2000. The Company, as a contingency, is also presently evaluating the feasibility of modifying its existing customer information system to make it year 2000 compliant in the event its new customer system is not fully operational in 1999, as now scheduled.

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






                                              PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)



Date:     May 5, 1998               By:            /s/ Thomas J. Ward
                                                       Thomas J. Ward
                                                         Secretary



Date:     May 5, 1998               By:          /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                            Vice President, Financial Services
                                             (Principal Financial Officer and
                                               Principal Accounting Officer)