Form 10-Q
period 1998-06-30
PENNSYLVANIA ENTERPRISES INC
filed 1998-08-11
CIK 77231

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from ____________ to _____________

                          Commission file number 0-7812


                         PENNSYLVANIA ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


         Pennsylvania                                     23-1920170
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

          One PEI Center
      Wilkes-Barre, Pennsylvania                         18711-0601
(Address of principal executive offices)                 (Zip Code)

                                 (717) 829-8843
               (Registrant's telephone number including area code)



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No __

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Registrant had 10,053,593 shares of common stock, no par value, outstanding as of July 30, 1998.

                         PENNSYLVANIA ENTERPRISES, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I.        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Statements of Income for the three and six months
                    ended June 30, 1998 and 1997..........................    2

                 Consolidated Balance Sheets as of June 30, 1998
                    and December 31, 1997.................................    3

                 Consolidated Statements of Cash Flows for
                    the six months ended June 30, 1998 and 1997...........    5

                 Notes to Consolidated Financial Statements...............    6

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................   10



PART II.  OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders......   17

    Item 5.      Other Information........................................   18

    Item 6.      Exhibits and Reports on Form 8-K.........................   18

                          PART I. FINANCIAL INFORMATION

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended               Six Months Ended
                                                                         June 30,                        June 30,
                                                                ---------------------------     ---------------------------
                                                                   1998           1997             1998           1997
                                                                ------------   ------------     ------------   ------------
                                                                                  (Thousands of Dollars)
OPERATING REVENUES:
     Regulated                                                     $ 25,004       $ 33,210         $ 90,010      $ 113,149
     Nonregulated -
         Gas sales and services                                       7,576          5,991           16,601         13,366
         Pipeline construction and services                           3,204          2,627            5,608          4,780
         Other                                                           87             36              541             60
                                                                        ---            ---             ----             --
             Total operating revenues                                35,871         41,864          112,760        131,355
                                                                    -------        -------         --------        -------

OPERATING EXPENSES:
     Cost of gas                                                     18,112         22,726           64,263         79,434
     Operation and maintenance                                       11,408         10,976           22,741         21,308
     Depreciation                                                     2,610          2,379            5,211          4,678
     Income taxes                                                      (693)            83            3,463          5,682
     Taxes other than income taxes                                    2,916          3,338            6,977          7,664
                                                                     ------         ------           ------          -----
         Total other operating expenses                              34,353         39,502          102,655        118,766
                                                                    -------        -------         --------        -------

OPERATING INCOME                                                      1,518          2,362           10,105         12,589

OTHER INCOME, NET                                                       938            339              935            728
                                                                       ----           ----             ----            ---

INCOME BEFORE INTEREST CHARGES                                        2,456          2,701           11,040         13,317
                                                                     ------         ------          -------         ------

INTEREST CHARGES:
    Interest on long-term debt                                        2,445          2,099            5,033          4,141
    Other interest                                                      110            166              269            401
    Allowance for borrowed funds used during construction               (29)           (33)             (52)           (99)
                                                                       ----           ----             ----           ----
       Total interest charges                                         2,526          2,232            5,250          4,443
                                                                      ------         ------           ------         -----

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
    STOCK DIVIDENDS                                                     (70)           469            5,790          8,874

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS                                  321            318              642            671
                                                                       ----           ----             ----            ---

NET INCOME (LOSS)                                                    $ (391)         $ 151          $ 5,148        $ 8,203
                                                                     =======        ======         ========        =======

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
     OF COMMON STOCK:
     Before discount on repurchase of subsidiary's preferred
         stock                                                      $ (0.04)        $ 0.02           $ 0.52         $ 0.85
     Discount on repurchase of subsidiary's preferred stock               -           0.08                -           0.09
                                                                         --          -----               --           ----
     Earnings (loss) per share of common stock                      $ (0.04)        $ 0.10           $ 0.52         $ 0.94
                                                                    ========       =======          =======         ======

WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING:
           Basic                                                 9,899,397      9,643,642        9,826,776      9,629,606
                                                                 ==========     ==========       ==========     =========
           Diluted                                               9,999,017      9,701,991        9,916,915      9,681,514
                                                                 ==========     ==========       ==========     =========

CASH DIVIDENDS PER SHARE                                            $ 0.30         $ 0.30           $ 0.60         $ 0.59
                                                                    ======         ======           ======         ======

The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                   June 30,          December 31,
                                                                     1998                1997
                                                                ---------------     ---------------
                                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
      At original cost                                               $ 362,560           $ 351,106
      Accumulated depreciation                                         (92,954)            (88,129)
                                                                       --------            -------
                                                                       269,606             262,977
                                                                       --------            -------

OTHER PROPERTY AND INVESTMENTS:
      Nonutility property and equipment                                 25,377              16,335
      Accumulated depreciation                                          (5,226)             (4,875)
      Other                                                              2,360               2,171
                                                                        ------               -----
                                                                        22,511              13,631
                                                                       -------              ------

CURRENT ASSETS:
      Cash and cash equivalents                                          1,379               2,202
      Restricted cash - common stock subscribed (Note 3)                   633                   -
      Accounts receivable -
          Customers                                                     17,667              28,681
          Others                                                           875                 850
          Reserve for uncollectible accounts                            (1,758)             (1,340)
      Unbilled revenues                                                  2,721              12,108
      Materials and supplies, at average cost                            3,517               3,110
      Gas held by suppliers, at average cost                            16,515              21,933
      Deferred cost of gas and supplier refunds, net                     5,470               6,316
      Prepaid expenses and other                                         4,222               1,686
                                                                        ------               -----
                                                                        51,241              75,546
                                                                       -------              ------

DEFERRED CHARGES:
     Regulatory assets -
         Deferred taxes collectible                                     30,932              30,592
         Other                                                           6,290               4,415
     Unamortized debt expense                                            1,189               1,361
     Other                                                                 230                 308
                                                                          ----                ---
                                                                        38,641              36,676
                                                                       -------              ------


TOTAL ASSETS                                                         $ 381,999           $ 388,830
                                                                    ==========           =========





The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                     June 30,          December 31,
                                                                       1998                1997
                                                                  ---------------     ---------------
                                                                        (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
      Common shareholders' investment (Note 3)                         $ 126,786           $ 122,105
      Preferred stock of PG Energy -
           Not subject to mandatory redemption, net                       15,864              15,864
           Subject to mandatory redemption                                   560                 640
      Long-term debt                                                     109,000             127,000
                                                                        --------             -------
                                                                         252,210             265,609
                                                                        --------             -------

CURRENT LIABILITIES:
      Current portion of long-term debt                                   27,500              24,776
      Preferred stock subject to repurchase or
          mandatory redemption                                                80                  80
      Notes payable                                                        1,050               2,170
      Accounts payable                                                    22,343              18,448
      Accrued general business and realty taxes                              655               2,953
      Accrued income taxes                                                 5,043               4,618
      Accrued interest                                                     1,563               1,783
      Accrued natural gas transition costs                                   561               1,087
      Other                                                                1,897               1,722
                                                                          ------               -----
                                                                          60,692              57,637
                                                                         -------              ------

DEFERRED CREDITS:
      Deferred income taxes                                               54,105              52,511
      Unamortized investment tax credits                                   4,510               4,596
      Operating reserves                                                   2,684               2,825
      Other                                                                7,798               5,652
                                                                          ------               -----
                                                                          69,097              65,584
                                                                         -------              ------

COMMITMENTS AND CONTINGENCIES (Note 5)





TOTAL CAPITALIZATION AND LIABILITIES                                   $ 381,999           $ 388,830
                                                                      ==========           =========






The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                   June 30,
                                                                           -------------------------
                                                                             1998           1997
                                                                           ---------      ----------
                                                                            (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income                                                            $ 5,148         $ 8,203
      Gain on sales of other property                                        (1,174)              -
      Effects of noncash charges to income -
          Depreciation                                                        5,252           4,711
          Deferred income taxes, net                                          1,254             389
          Provisions for self insurance                                         381             406
          Other, net                                                            945             895
      Changes in working capital, exclusive of cash
           and current portion of long-term debt -
               Receivables and unbilled revenues                             20,794          10,220
               Gas held by suppliers                                          5,418           8,241
               Accounts payable                                               1,225          (5,802)
               Deferred cost of gas and supplier refunds, net                   320          14,602
               Other current assets and liabilities, net                     (4,858)        (11,307)
      Other operating items, net                                             (1,387)           (924)
                                                                            -------           -----
                Net cash provided by operating activities                    33,318          29,634
                                                                            -------          ------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant                                            (12,257)        (13,923)
      Additions to nonutility property                                       (9,253)         (1,234)
      Proceeds from the sales of other property                               1,505               -
      Acquisition of regulated business                                           -          (2,009)
      Other, net                                                                140             126
                                                                               ----             ---
               Net cash used for investing activities                       (19,865)        (17,040)
                                                                            --------        --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                4,801           1,211
      Common stock subscribed, net                                              633               -
      Repurchase of subsidiary's preferred stock                                (80)         (3,108)
      Dividends on common stock                                              (5,901)         (5,682)
      Repayment of long-term debt                                                 -            (446)
      Net decrease in bank borrowings                                       (13,726)         (5,753)
      Other, net                                                                 (3)            822
                                                                                 ---            ---
               Net cash used for financing activities                       (14,276)        (12,956)
                                                                            --------        --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (823)           (362)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                2,202           1,126
                                                                             ------           -----
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $ 1,379           $ 764
                                                                           ========           =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized)                               $ 5,195         $ 3,963
                                                                           ========         =======
         Income taxes                                                       $ 1,801        $ 14,674
                                                                            =======        ========


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

     The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), PEI Power Corporation ("Power Corp") which was formed in October, 1997, Theta Land Corporation ("Theta") and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities, including the sale of natural gas, propane and electricity and other energy-related services, as well as the construction, maintenance and rehabilitation of natural gas distribution pipelines and the sale of property for residential, commercial and other development. In the fourth quarter of 1997, Energy Services began marketing electricity and other products and services, under the name PG Energy PowerPlus, in 26 counties in northeastern and central Pennsylvania. Power Corp, an exempt wholesale electricity generator, began generating and selling electricity in July, 1998, upon completion of modifications to its cogeneration facility that enable it to burn both natural gas and methane.

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

     In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its tariff rates:


                                          Change in         Calculated
       Effective                          Rate per MCF    Increase (Decrease)
          Date                            From    To      in Annual Revenue
--------------------------------------   -----   -----     ------------


June 1, 1998                             $ 3.95  $ 4.18    $  5,800,000
March 1, 1998                              4.05    3.95      (2,100,000)
December 1, 1997                           4.49    4.05     (12,100,000)
March 1, 1997                              4.18    4.49       8,300,000

     The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.



(3)    RESTRICTED CASH-COMMON STOCK SUBSCRIBED

     The Company reinstated its Customer Stock Purchase Plan (the "Customer Plan") effective February 4, 1998. The Customer Plan provides the residential customers of all the Company's subsidiaries with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. On July 1, 1998, the Company issued 25,065 shares of its common stock for an aggregate consideration of $645,000 with respect to payments received pursuant to the Customer Plan during the subscription period ended June 30, 1998. Such payments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of June 30, 1998. The proceeds from the issuance of shares through the Customer Plan were used by the Company to purchase common stock of PG Energy.

(4)    ACCOUNTING CHANGES

     Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 has no effect on the Company's financial statements for the periods ended June 30, 1998.

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

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

     The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three and six-month periods ended June 30, 1998 and 1997:

                                              Three Months Ended              Six Months Ended
                                                   June 30,                       June 30,
                                         --------------------------      --------------------------
                                           1998             1997           1998             1997
                                         ----------       ---------      ---------        ---------

OPERATING REVENUES:
    Regulated                                 69.7 %          79.3 %         79.8 %           86.1 %
    Nonregulated -
        Gas sales and services                21.1            14.3           14.7             10.2
        Pipeline construction and services     8.9             6.3            5.0              3.6
        Other                                  0.3             0.1            0.5              0.1
                                              ----        ------------       ----         -----------
             Total operating revenues        100.0           100.0          100.0            100.0
                                            ------          ------         ------           -----

OPERATING EXPENSES:
    Cost of gas                               50.5            54.3           57.0             60.5
    Operation and maintenance                 31.8            26.2           20.2             16.2
    Depreciation                               7.3             5.7            4.6              3.6
    Income taxes                              (1.9)            0.2            3.1              4.3
    Taxes other than income taxes              8.1             8.0            6.1              5.8
                                              ----            ----           ----             ---
        Total operating expenses              95.8            94.4           91.0             90.4
                                             -----           -----          -----            ----

OPERATING INCOME                               4.2             5.6            9.0              9.6

OTHER INCOME, NET                              2.6             0.8            0.8              0.5

INTEREST CHARGES                              (7.0)           (5.3)          (4.7)            (3.4)

SUBSIDIARY'S PREFERRED
      STOCK DIVIDENDS                         (0.9)           (0.7)          (0.5)            (0.5)
                                              -----           -----          -----            -----

NET INCOME (LOSS)                             (1.1)%           0.4  %         4.6  %           6.2  %
                                              =====           ====           ====             ====


     o Three Months Ended June 30, 1998, Compared With Three Months Ended June 30, 1997

     Operating Revenues. Operating revenues decreased $6.0 million (14.3%) from $41.9 million for the quarter ended June 30, 1997, to $35.9 million for the quarter ended June 30, 1998, largely as a result of an $8.2 million (24.7%) decrease in regulated operating revenues, the impact of which was partially offset by a $1.6 million (26.5%) increase in gas sales and services by PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of the Company, and a $577,000 (22.0%) increase in pipeline construction and services revenues by Keystone Pipeline Services, Inc.("Keystone"), a nonregulated subsidiary of Energy Services.

     The $8.2 million (24.7%) decrease in regulated operating revenues from $33.2 million for the quarter ended June 30, 1997, to $25.0 million for the quarter ended June 30, 1998, was primarily the result of a 0.8 billion cubic feet (22.5%) decrease in sales by PG Energy Inc. ("PG Energy") to its residential and commercial heating customers. This reduction in sales was attributable to the unseasonably warm weather during the second quarter of 1998 and the unseasonably cool weather during the same period in 1997, as well as lower levels in PG Energy's gas cost rate (see "-Rate Matters"). There was a 313 (32.4%) decrease in heating degree days from 965 (126.1% of normal) during the second quarter of 1997 to 652 (85.2% of normal) during the second quarter of 1998.

     The $1.6 million (26.5%) increase in nonregulated gas sales and services from $6.0 million for the quarter ended June 30, 1997, to $7.6 million for the quarter ended June 30, 1998, was primarily the result of a 560,000 cubic feet (35.1%) increase in sales of natural gas by Energy Services during the quarter.

     Operating Expenses. Operating expenses, including depreciation and income taxes, decreased $5.1 million (13.0%) from $39.5 million for the second quarter of 1997 to $34.4 million for the second quarter of 1998. As a percentage of operating revenues, total operating expenses increased from 94.4% during the second quarter of 1997 to 95.8% during the second quarter of 1998 because of the lower level of operating revenues.

     The cost of gas decreased $4.6 million (20.3%) from $22.7 million for the second quarter of 1997 to $18.1 million for the second quarter of 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The effects of these factors were partially offset by the increased sales by Energy Services.

     Other than the cost of gas and income taxes, operating expenses increased by $241,000 (1.4%) from $16.7 million for the second quarter of 1997 to $16.9 million for the second quarter of 1998. This increase was largely attributable to a $432,000 (3.9%) increase in operation and maintenance expense, primarily as a result of increased payroll and other costs associated with the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $231,000 (9.7%) increase in depreciation expense, primarily because of additions to utility plant.

     Income taxes decreased $776,000 from tax expense of $83,000 for the second quarter of 1997 to a tax benefit of $693,000 for the second quarter of 1998 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges).

     Operating Income. As a result of the above, operating income decreased by $844,000 (35.7%) from $2.4 million for the three-month period ended June 30, 1997, to $1.5 million for the three-month period ended June 30, 1998, and also decreased as a percentage of total operating revenues for such periods from 5.6% in the three-month period ended June 30, 1997, to 4.2% in the three-month period ended June 30, 1998.

     Other Income, Net. Other income, net increased $599,000 from $339,000 for the three-month period ended June 30, 1997, to $938,000 for the three-month period ended June 30, 1998, largely because of a gain on the sale of land in June, 1998. Interest Charges. Interest charges increased $294,000 (13.2%) from $2.2 million for the second quarter of 1997 to $2.5 million for the second quarter of 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

     Net Income (Loss). The decrease in net income of $542,000 from income of $151,000 for the second quarter of 1997 to a loss of $391,000 for the second quarter of 1998 was the result of the matters discussed above, principally the decrease in operating revenues and the increase in interest charges, the effects of which were partially offset by decreased operating expenses. These same factors, along with an $.08 per share discount on the repurchase of preferred stock in 1997, accounted for the decrease in basic and diluted earnings per share of common stock from earnings of $.10 per share for the second quarter of 1997 to a loss of $.04 per share for the second quarter of 1998.

o Six Months Ended June 30, 1998, Compared With Six Months Ended June 30, 1997

     Operating Revenues. Operating revenues decreased $18.6 million (14.2%) from $131.4 million for the six-month period ended June 30, 1997, to $112.8 million for the six-month period ended June 30, 1998, largely as a result of a $23.1 million (20.5%) decrease in regulated operating revenues, the impact of which was partially offset by a $3.2 million (24.2%) increase in gas sales and services by Energy Services and an $828,000 (17.3%) increase in the pipeline construction and services revenues of Keystone.

     The $23.1 million (20.5%) decrease in regulated operating revenues from $113.1 million for the six-month period ended June 30, 1997, to $90.0 million for the six-month period ended June 30, 1998, was primarily the result of a 2.5 billion cubic feet (17.8%) decrease in sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to the unseasonably warm weather during the period and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). There was a 770 (19.5%) decrease in heating degree days from 3,955 (100.0% of normal) during the first six months of 1997 to 3,185 (80.5% of normal) during the first six months of 1998.

     The $3.2 million increase in nonregulated gas sales and services from $13.4 million for the six-month period ended June 30, 1997, to $16.6 million for the six-month period ended June 30, 1998, was primarily the result of a 1.3 million cubic feet (36.8%) increase in sales of natural gas by Energy Services during the period.

     Operating Expenses. Operating expenses, including depreciation and income taxes, decreased $16.1 million (13.6%) from $118.8 million for the six-month period ended June 30, 1997, to $102.7 million for the six-month period ended June 30, 1998. As a percentage of operating revenues, total operating expenses increased from 90.4% during the six-month period ended June 30, 1997, to 91.0% during the six-month period ended June 30, 1998, because of the lower level of operating revenues.

     The cost of gas decreased $15.2 million (19.1%) from $79.4 million for the six-month period ended June 30, 1997, to $64.3 million for the six-month period ended June 30, 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The effects of these factors were partially offset by the increased sales by Energy Services.

     Other than the cost of gas and income taxes, operating expenses increased by $1.3 million (3.8%) from $33.6 million for the six-month period ended June 30, 1997, to $34.9 million for the six-month period ended June 30, 1998. This increase was largely attributable to a $1.4 million (6.7%) increase in operation and maintenance expense, primarily as a result of increased payroll and other costs associated with the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $533,000 (11.4%) increase in depreciation expense, primarily as a result of additions to utility plant.

     Income taxes decreased $2.2 million (39.1%) from $5.7 million for the six-month period ended June 30, 1997, to $3.5 million for the six-month period ended June 30, 1998, due to a decrease in income before income taxes (for this purpose, operating income net of interest charges).

     Operating Income. As a result of the above, operating income decreased by $2.5 million (19.7%) from $12.6 million for the six-month period ended June 30, 1997, to $10.1 million for the six-month period ended June 30, 1998, and also decreased as a percentage of total operating revenues for such periods from 9.6% in the six-month period ended June 30, 1997, to 9.0% in the six-month period ended June 30, 1998.

     Other Income, Net. Other income, net increased $207,000 from $728,000 for the six-month period ended June 30, 1997, to $935,000 for the six-month period ended June 30, 1998, largely because of a gain on the sale of land in June, 1998.

     Interest Charges. Interest charges increased $807,000 (18.2%) from $4.4 million for the six-month period ended June 30, 1997, to $5.2 million for the six-month period ended June 30, 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

     Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $29,000 (4.3%) from $671,000 for the six-month period ended June 30, 1997, to $642,000 for the six-month period ended June 30, 1998, primarily as a result of repurchases of preferred stock in 1997.

     Net Income (Loss). The decrease in net income of $3.1 million (37.2%) from $8.2 million for the six-month period ended June 30, 1997, to $5.1 million for the six-month period ended June 30, 1998, was the result of the matters discussed above, principally the decrease in operating revenues and the increase in interest charges, the effects of which were partially offset by decreased operating expenses. The same factors, along with a $.09 per share discount on the repurchase of preferred stock in 1997, accounted for the decrease in basic and diluted earnings per share of common stock from $.94 per share for the six-month period ended June 30, 1997, to $.52 per share for the six-month period ended June 30, 1998.

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

     In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its gas tariff rates:


                                      Change in        Calculated
       Effective                    Rate per MCF    Increase (Decrease)
          Date                       From    To      in Annual Revenue
---------------------------------   -----   -----      ------------

June 1, 1998                       $ 3.95  $ 4.18    $  5,800,000
March 1, 1998                        4.05    3.95      (2,100,000)
December 1, 1997                     4.49    4.05     (12,100,000)
March 1, 1997                        4.18    4.49       8,300,000

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

         Additionally, as the Company's nonregulated activities continue to expand, further capital will be required for those activities. It is currently anticipated that such expenditures will be funded by a combination of capital provided by the Company, bank borrowings and other debt financing.

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

         In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PG Energy has made arrangements for a total of $70.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has seven bank lines of credit with an aggregate borrowing capacity of $70.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1998 and 1999 and which PG Energy intends to renew or replace as they expire. As of July 30, 1998, PG Energy had $17.0 million of borrowings outstanding under these bank lines of credit.

         The Company believes that its regulated subsidiaries will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its nonregulated subsidiaries will be able to raise such funds as are required for their future needs.

Long-Term Debt and Capital Stock Financings

         Both the Company and its subsidiaries, most notably PG Energy, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG Energy during the six-month period ended June 30, 1998.

         The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan, its Customer Stock Purchase Plan, its 1992 Stock Option Plan and its Employees' Savings Plan. During 1998 (through July 30) the Company realized $7.5 million from the issuance of common stock under these plans.

Capital Expenditures and Related Financings

         Capital expenditures totaled $21.8 million during the first six months of 1998, including $12.1 million of expenditures for the construction of utility plant and $8.5 million for the conversion of Power Corp's cogeneration facility and construction of the related methane recovery facility.

         The Company estimates that its capital expenditures will total $25.8 million for the remainder of the year, consisting of $24.2 million relative to utility plant and $1.6 million with respect to the Company's nonregulated activities. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

         As of June 30, 1998, $27.5 million of long-term debt and $80,000 of PG Energy's preferred stock was required to be repaid within twelve months.

Year 2000

         The Company is currently replacing its financial and human resource systems with purchased software packages. The installation of these new systems, along with modifications currently being made to its customer information system, will resolve the primary year 2000 issues. The new financial and human resource systems are anticipated to be fully operational by January, 1999, while modifications to the new customer information system are now anticipated to be completed and tested by March 31, 1999.

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

                           PART II. OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 6, 1998.

(b) The following persons were elected directors of the Company with the voting as indicated:


                                  No. of Shares            No. of Shares
         Name                    Voted in Favor              Withheld
------------------------         ----------------          --------------

Kenneth L. Pollock                  8,178,160                 99,353

William D. Davis                    8,189,800                 87,713

Thomas F. Karam                     8,193,640                 83,873

Robert J. Keating                   8,180,954                 96,559

James A. Ross                       8,182,748                 94,765

John D. McCarthy                    8,190,164                 87,349

Ronald W. Simms                     8,190,080                 87,433

Kenneth M. Pollock                  8,184,579                 92,934

Paul R. Freeman                     8,187,189                 90,324

John D. McCarthy, Jr.               8,180,239                 97,274

Richard A. Rose, Jr.                8,189,643                 87,870


Item 5.       Other Information

     Effective August 4, 1998, Paul R. Freeman resigned as a Director of Pennsylvania Enterprises, Inc.

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

       10-1 Form of Stock Option Grant, dated as of May 6, 1998, between the Company and certain of its Officers - - filed herewith.

       10-2 Form of Stock Option Grant, dated as of May 6, 1998, between the Company and certain of its non-employee directors - - filed herewith.

       10-3 Stock Option Grant, dated as of May 6, 1998, between the Company and Thomas F. Karam - - filed herewith.

       10-4 Amended Employment Agreement dated as of May 6, 1998, by and among the Company, PG Energy Inc. and Thomas F. Karam - - filed herewith.

       27-1     Financial Data Schedule - - filed herewith.

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



                                             PENNSYLVANIA ENTERPRISES, INC.
                                                     (Registrant)

Date:  August 11, 1998              By:          /s/ Donna M. Abdalla
      -------------------              ---------------------------------------
                                                     Donna M. Abdalla
                                                     Acting Secretary

Date:  August 11, 1998              By:         /s/ John F. Kell, Jr.
      -------------------              ---------------------------------------
                                                    John F. Kell, Jr.
                                          Vice President, Financial Services
                                           (Principal Financial Officer and
                                             Principal Accounting Officer)