Form 10-Q
period 1998-09-30
PENNSYLVANIA ENTERPRISES INC
filed 1998-11-05
CIK 77231

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

    Registrant had 10,195,434 shares of common stock, no par value, outstanding as of October 30, 1998.

                         PENNSYLVANIA ENTERPRISES, INC.

                                TABLE OF CONTENTS


                                                                         PAGE

PART I.        FINANCIAL INFORMATION

    Item 1.      Financial Statements

    Consolidated Statements of Income for the three and nine months
      ended September 30, 1998 and 1997...............................       2

    Consolidated Balance Sheets as of September 30, 1998
      and December 31, 1997...........................................       3

    Consolidated Statements of Cash Flows for
      the nine months ended September 30, 1998 and 1997...............       5

    Notes to Consolidated Financial Statements........................       6

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...............      10



PART II.  OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K.....................      18

                          PART I. FINANCIAL INFORMATION

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                    Three Months Ended             Nine Months Ended
                                                                      September 30,                  September 30,
                                                               ----------------------------   ---------------------------
                                                                   1998           1997*           1998          1997*
                                                               -------------   ------------   -------------  ------------
                                                                                 (Thousands of Dollars)
OPERATING REVENUES:
     Energy products and services -
         Regulated .........................................   $     15,177    $     16,276    $    105,187    $    129,425
         Nonregulated ......................................          8,112           4,589          25,254          18,015
     Pipeline construction and services ....................          3,611           3,344           9,219           8,124
                                                               ------------    ------------    ------------    ------------
             Total operating revenues ......................         26,900          24,209         139,660         155,564
                                                               ------------    ------------    ------------    ------------

OPERATING EXPENSES:
     Cost of gas and other energy ..........................         13,105          11,089          77,752          90,523
     Operation and maintenance .............................         11,681          11,088          34,038          32,396
     Depreciation ..........................................          2,691           2,367           7,902           7,045
     Income taxes ..........................................         (2,098)         (2,064)          1,365           3,618
     Taxes other than income taxes .........................          1,780           2,020           8,757           9,684
                                                               ------------    ------------    ------------    ------------
         Total other operating expenses ....................         27,159          24,500         129,814         143,266
                                                               ------------    ------------    ------------    ------------

OPERATING INCOME (LOSS) ....................................           (259)           (291)          9,846          12,298
OTHER INCOME, NET ..........................................            635             667           1,570           1,395
                                                               ------------    ------------    ------------    ------------
INCOME BEFORE INTEREST CHARGES .............................            376             376          11,416          13,693
                                                               ------------    ------------    ------------    ------------

INTEREST CHARGES:
    Interest on long-term debt .............................          2,668           2,238           7,701           6,379
    Other interest .........................................            138             230             407             631
    Allowance for borrowed funds used during construction ..            (38)            (45)            (90)           (144)
                                                               ------------    ------------    ------------    ------------
       Total interest charges ..............................          2,768           2,423           8,018           6,866
                                                               ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
    STOCK DIVIDENDS ........................................         (2,392)         (2,047)          3,398           6,827
SUBSIDIARY'S PREFERRED STOCK DIVIDENDS .....................            319             320             961             991
                                                               ------------    ------------    ------------    ------------
NET INCOME (LOSS) ..........................................   $     (2,711)   $     (2,367)   $      2,437    $      5,836
                                                               ============    ============    ============    ============

BASIC EARNINGS (LOSS) PER SHARE OF
      COMMON STOCK:
     Before discount on repurchase of subsidiary's preferred
         stock .............................................   $      (0.27)   $      (0.24)   $       0.25    $       0.61
     Discount on repurchase of subsidiary's preferred stock            --              --              --              0.08
                                                               ------------    ------------    ------------    ------------
     Earnings (loss) per share of common stock .............   $      (0.27)   $      (0.24)   $       0.25    $       0.69
                                                               ============    ============    ============    ============

DILUTED EARNINGS (LOSS) PER SHARE OF
      COMMON STOCK:
     Before discount on repurchase of subsidiary's preferred
         stock .............................................   $      (0.27)   $      (0.24)   $       0.24    $       0.60
     Discount on repurchase of subsidiary's preferred stock            --              --              --              0.08
                                                               ------------    ------------    ------------    ------------
     Earnings (loss) per share of common stock .............   $      (0.27)   $      (0.24)   $       0.24    $       0.68
                                                               ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING:
           Basic ...........................................     10,062,702       9,669,614       9,906,282       9,643,088
                                                               ============    ============    ============    ============
           Diluted .........................................     10,141,608       9,800,192       9,989,804       9,711,219
                                                               ============    ============    ============    ============

CASH DIVIDENDS PER SHARE ...................................   $       0.30    $       0.30    $       0.90    $       0.89
                                                               ============    ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

*  Restated to conform to 1998 presentation.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                        September 30, December 31,
                                                             1998         1997
                                                        ------------ -------------
                                                          (Thousands of Dollars)
ASSETS

UTILITY PLANT:
      At original cost .................................   $ 369,232    $ 351,106
      Accumulated depreciation .........................     (94,826)     (88,129)
                                                           ---------    ---------
                                                             274,406      262,977
                                                           ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
      Nonutility property and equipment ................      29,144       16,335
      Accumulated depreciation .........................      (5,475)      (4,875)
      Other ............................................       2,352        2,171
                                                           ---------    ---------
                                                              26,021       13,631
                                                           ---------    ---------

CURRENT ASSETS:
      Cash and cash equivalents ........................         432        2,202
      Restricted cash - common stock subscribed (Note 3)         487         --
      Accounts receivable -
          Customers ....................................      15,056       28,681
          Others .......................................         876          850
          Reserve for uncollectible accounts ...........      (1,521)      (1,340)
      Unbilled revenues ................................       3,111       12,108
      Materials and supplies, at average cost ..........       3,419        3,110
      Gas held by suppliers, at average cost ...........      26,482       21,933
      Deferred cost of gas and supplier refunds, net ...      11,540        6,316
      Prepaid expenses and other .......................       4,022        1,686
                                                           ---------    ---------
                                                              63,904       75,546
                                                           ---------    ---------

DEFERRED CHARGES:
     Regulatory assets -
         Deferred taxes collectible ....................      31,109       30,592
         Other .........................................       6,579        4,415
     Unamortized debt expense ..........................       1,101        1,361
     Other .............................................         250          308
                                                           ---------    ---------
                                                              39,039       36,676
                                                           ---------    ---------


TOTAL ASSETS ...........................................   $ 403,370    $ 388,830
                                                           =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                    September 30, December 31,
                                                        1998         1997
                                                     ----------   ---------
                                                      (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
      Common shareholders' investment (Note 3) ....   $125,167   $122,105
      Preferred stock of PG Energy -
           Not subject to mandatory redemption, net      4,839     15,864
           Subject to mandatory redemption ........        560        640
      Long-term debt ..............................     95,000    127,000
                                                      --------   --------
                                                       225,566    265,609
                                                      --------   --------

CURRENT LIABILITIES:
      Current portion of long-term debt ...........     67,697     24,776
      Preferred stock subject to repurchase or
          mandatory redemption ....................     11,057         80
      Notes payable ...............................      3,270      2,170
      Accounts payable ............................     20,164     18,448
      Accrued general business and realty taxes ...        646      2,953
      Accrued income taxes ........................      1,362      4,618
      Accrued interest ............................      1,221      1,783
      Accrued natural gas transition costs ........        281      1,087
      Other .......................................      1,868      1,722
                                                      --------   --------
                                                       107,566     57,637
                                                      --------   --------

DEFERRED CREDITS:
      Deferred income taxes .......................     55,364     52,511
      Unamortized investment tax credits ..........      4,467      4,596
      Operating reserves ..........................      2,578      2,825
      Other .......................................      7,829      5,652
                                                      --------   --------
                                                        70,238     65,584
                                                      --------   --------

COMMITMENTS AND CONTINGENCIES (Note 5)





TOTAL CAPITALIZATION AND LIABILITIES ..............   $403,370   $388,830
                                                      ========   ========


The accompanying notes are an integral part of the consolidated financial statements.

                                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   ----------------------
                                                                                      1998       1997
                                                                                   ----------  ---------
                                                                                   (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income ...............................................................   $  2,437    $  5,836
      Gain on sales of nonutility property .....................................     (2,275)       (701)
      Effects of noncash charges to income -
          Depreciation .........................................................      7,970       7,095
          Deferred income taxes, net ...........................................      2,336         715
          Provisions for self insurance ........................................        560         630
          Other, net ...........................................................      1,576       1,603
      Changes in  working  capital,  exclusive  of cash and  current  portion of long-term debt and preferred stock -
               Receivables and unbilled revenues ...............................     22,777      16,221
               Gas held by suppliers ...........................................     (4,549)     (5,705)
               Accounts payable ................................................       (373)     (6,568)
               Deferred cost of gas and supplier refunds, net ..................     (6,030)     10,316
               Other current assets and liabilities, net .......................     (8,624)        (39)
      Other operating items, net ...............................................     (1,954)       (335)
                                                                                   --------    --------
                Net cash provided by continuing operations .....................     13,851      29,068
      Net cash used for discontinued operations, principally for the payment
           of income taxes .....................................................       --       (13,655)
                                                                                   --------    --------
               Net cash provided by operating activities .......................     13,851      15,413
                                                                                   --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant ...............................................    (19,955)    (22,810)
      Additions to nonutility property .........................................    (13,179)     (2,172)
      Proceeds from the sales of nonutility property ...........................      2,855         746
      Acquisition of regulated business ........................................       --        (2,019)
      Other, net ...............................................................         55          (3)
                                                                                   --------    --------
               Net cash used for investing activities ..........................    (30,224)    (26,258)
                                                                                   --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of long-term debt ...............................................       --        25,000
      Issuance of common stock .................................................      9,049       1,861
      Common stock subscribed, net .............................................        487        --
      Repurchase of subsidiary's preferred stock ...............................       (128)     (3,137)
      Dividends on common stock ................................................     (8,926)     (8,583)
      Net increase (decrease) in bank borrowings ...............................     14,110      (5,021)
      Other, net ...............................................................         11         700
                                                                                   --------    --------
               Net cash used for financing activities ..........................     14,603      10,820
                                                                                   --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS ......................................     (1,770)        (25)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................      2,202       1,126
                                                                                   --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .....................................   $    432    $  1,101
                                                                                   ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized) ..................................   $  8,178    $  6,000
                                                                                   ========    ========
         Income taxes ..........................................................   $  2,679    $ 15,197
                                                                                   ========    ========

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

       The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), PEI Power Corporation ("Power Corp") which was formed in October, 1997, Theta Land Corporation ("Theta") and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities. These activities include the sale of natural gas, propane, electricity and other energy-related products and services; the construction, maintenance and rehabilitation of utility facilities, primarily natural gas distribution pipelines; and the sale of property for residential, commercial and other development. In the fourth quarter of 1997, Energy Services began marketing electricity and other products and services, under the name PG Energy PowerPlus, in 26 counties in northeastern and central Pennsylvania. Power Corp, an exempt wholesale electricity generator, began generating and selling electricity in July, 1998, upon completion of modifications to its cogeneration facility that enable it to burn both natural gas and methane.

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

       Both PG Energy and Honesdale (collectively referred to as the "Regulated Subsidiaries") are subject to the jurisdiction of the Pennsylvania Public Utility Commission (the "PPUC") for rate and accounting purposes. The financial information of the Regulated Subsidiaries that is incorporated in these consolidated financial statements has been prepared in accordance with generally accepted accounting principles, including the provisions of Financial Accounting Standards Board ("FASB") Statement 71, "Accounting for the Effects of Certain Types of Regulation," which give recognition to the rate and accounting practices of regulatory agencies such as the PPUC.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its tariff rates:

                               Change in                    Calculated
     Effective               Rate per MCF               Increase (Decrease)
       Date               From            To             in Annual Revenue
-------------------    ----------    -----------     -------------------------

September 1, 1998       $ 4.18           $ 4.25            $ 1,900,000
June 1, 1998              3.95             4.18              5,800,000
March 1, 1998             4.05             3.95             (2,100,000)
December 1, 1997          4.49             4.05            (12,100,000)
March 1, 1997             4.18             4.49              8,300,000

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)    RESTRICTED CASH - COMMON STOCK SUBSCRIBED

       The Company reinstated its Customer Stock Purchase Plan (the "Customer Plan") effective February 4, 1998. The Customer Plan provides the residential customers of all the Company's subsidiaries with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. On October 1, 1998, the Company issued 20,401 shares of its common stock for an aggregate consideration of $483,000 with respect to payments received pursuant to the Customer Plan during the subscription period ended September 30, 1998. Such payments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of September 30, 1998.

(4)    ACCOUNTING CHANGES

       Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 has no effect on the Company's financial statements for the periods ended September 30, 1998.

       Disclosures about Segments of an Enterprise and Related Information. In June, 1997, FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. The provisions of this statement, which are effective for fiscal years beginning after December 15, 1997, establish standards for reporting information about operating segments in annual financial statements and selected segment information in interim financial reports issued to shareholders. The Company will adopt the reporting provisions of FASB Statement 131 in the fourth quarter of 1998.

       Accounting for Derivative Instruments and Hedging Activities. In June 1998, FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The provisions of this statement, which are effective for fiscal quarters beginning after June 15, 1999, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. While the Company generally has not used derivative instruments, it expects to adopt, to the extent necessary, the provisions of FASB Statement 133 in the third quarter of 1999. The impact of such adoption on the Company's future financial condition and results of operations will depend upon a number of factors, including the extent to which the Company may use derivative instruments, and the designation and effectiveness of such derivative hedging market risk.

(5)    COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. The cost of such remediation is purported to have been approximately $525,000, of which the party performing the remediation is seeking to recover a portion from PG Energy. PG Energy, however, believes that any liability it may have with respect to such remediation would be considerably less than the amount that the other party is seeking. While the final resolution of the matter is uncertain, PG Energy does not believe that it will have any material impact on its financial position or results of operations. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                 PENNSYLVANIA ENTERPRISES, INC AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

RESULTS OF OPERATIONS

       The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three and nine-month periods ended September 30, 1998 and 1997:

                                                   Three Months Ended              Nine Months Ended
                                                     September 30,                   September 30,
                                            -----------------------------    ------------------------------
                                               1998              1997           1998               1997
                                            -----------       -----------    ------------       -----------

OPERATING REVENUES:
    Energy products and services -
        Regulated                                 56.4 %            67.2 %       75.3 %            83.2 %
        Nonregulated                              30.2              19.0         18.1              11.6
    Pipeline construction and services            13.4              13.8          6.6               5.2
                                                 -----             -----        -----             -----
             Total operating revenues            100.0             100.0        100.0             100.0
                                                 -----             -----        -----             -----

OPERATING EXPENSES:
    Cost of gas and other energy                  48.8              45.8         55.7              58.2
    Operation and maintenance                     43.4              45.8         24.4              20.8
    Depreciation                                  10.0               9.8          5.6               4.6
    Income taxes                                  (7.8)             (8.5)         1.0               2.3
    Taxes other than income taxes                  6.6               8.3          6.3               6.2
                                                 -----             -----        -----              -----
        Total operating expenses                 101.0             101.2         93.0              92.1
                                                 -----             -----        -----              -----

OPERATING INCOME                                  (1.0)             (1.2)         7.0               7.9

OTHER INCOME, NET                                  2.4               2.7          1.1               0.9

INTEREST CHARGES                                 (10.3)            (10.0)        (5.7)             (4.4)

SUBSIDIARY'S PREFERRED
      STOCK DIVIDENDS                             (1.2)             (1.3)        (0.7)             (0.6)
                                                  -----             -----        -----             -----

NET INCOME (LOSS)                                (10.1)%            (9.8)%        1.7%              3.8%
                                                 ======             =====        =====             =====

     o Three Months Ended September 30, 1998, Compared With Three Months Ended September 30, 1997

       Operating Revenues. Operating revenues increased $2.7 million (11.1%) from $24.2 million for the quarter ended September 30, 1997, to $26.9 million for the quarter ended September 30, 1998, largely as a result of a $3.5 million (76.8%) increase in revenues from nonregulated energy products and services, including a $2.2 million (49.7%) increase in gas sales and services by PG Energy Services Inc. ("Energy Services"), a nonregulated affiliate of the Company, and $832,000 attributable to the generation and sale of electric energy by PEI Power Corporation ("Power Corp"), a nonregulated affiliate of the Company which began generating and selling electricity in July, 1998. The impact of these increases was partially offset by a $1.1 million (6.8%) decrease in operating revenues from regulated energy products and services, namely, the sale and transportation of natural gas.

       Operating revenues from regulated energy products and services decreased $1.1 million (6.8%) from $16.3 million for the quarter ended September 30, 1997, to $15.2 million for the quarter ended September 30, 1998, primarily as a result of a 50 million cubic feet (4.0%) decrease in natural gas sales by PG Energy Inc. ("PG Energy") to its residential and commercial heating customers. This reduction in sales was attributable to warmer than normal temperatures during the third quarter of 1998 and colder than normal temperatures during the same period in 1997, as well as lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The number of heating degree days decreased by 97 (46.2%) from 210 (175.0% of normal) during the third quarter of 1997 to 113 (94.2% of normal) during the third quarter of 1998.

       The $2.2 million (49.7%) increase in Energy Services' nonregulated gas sales and services, from $4.5 million for the quarter ended September 30, 1997, to $6.8 million for the quarter ended September 30, 1998, was primarily the result of a 1.1 million cubic feet (73.2%) increase in sales of natural gas by Energy Services during the quarter.

       Operating Expenses. Operating expenses, including depreciation and income taxes, increased $2.7 million (10.9%) from $24.5 million for the third quarter of 1997 to $27.2 million for the third quarter of 1998. As a percentage of operating revenues, total operating expenses decreased slightly from 101.2% during the third quarter of 1997 to 101.0% during the third quarter of 1998.

       The cost of gas and other energy increased $2.0 million (18.2%) from $11.1 million for the third quarter of 1997 to $13.1 million for the third quarter of 1998, primarily because of the aforementioned increase in sales by Energy Services and the sales of Power Corp since it began operating in July, 1998. The effects of these increases were partially offset by the decrease in the volume of natural gas sold by PG Energy to its residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters").

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $677,000 (4.4%) from $15.5 million for the third quarter of 1997 to $16.2 million for the third quarter of 1998. This increase was largely attributable to a $593,000 (5.3%) increase in operation and maintenance expense, primarily as a result of increased payroll and other costs associated with the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $324,000 (13.7%) increase in depreciation expense, primarily because of additions to utility plant. The effects of these increases were partially offset by a $240,000 (11.9%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax because of the decreased sales by PG Energy and Honesdale Gas Company ("Honesdale"), a wholly-owned regulated subsidiary of PG Energy.

       Operating Income (Loss). As a result of the above, the operating loss decreased by $32,000 (11.0%) from $291,000 for the three-month period ended September 30, 1997, to $259,000 for the three-month period ended September 30, 1998, and also decreased as a percentage of total operating revenues for such periods from 1.2% in the three-month period ended September 30, 1997, to 1.0% in the three-month period ended September 30, 1998.

       Interest Charges. Interest charges increased $345,000 (14.2%) from $2.4 million for the third quarter of 1997 to $2.8 million for the third quarter of 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

       Net Income (Loss). The increase of $344,000 in the net loss, from $2.4 million for the third quarter of 1997 to $2.7 million for the third quarter of 1998, and the $.03 per share increase in both the basic and diluted loss per share of common stock, from $.24 per share for the third quarter of 1997 to $.27 per share for the third quarter of 1998, were principally the result of operating income remaining relatively static while interest charges increased.

     o Nine Months Ended September 30, 1998, Compared With Nine Months Ended September 30, 1997

       Operating Revenues. Operating revenues decreased $15.9 million (10.2%) from $155.6 million for the nine-month period ended September 30, 1997, to $139.7 million for the nine-month period ended September 30, 1998, largely as a result of a $24.2 million (18.7%) decrease in operating revenues from regulated energy products and services, the impact of which was partially offset by a $7.2 million (40.2%) increase in operating revenues from nonregulated energy products and services, including a $5.5 million (30.6%) increase in gas sales and services by Energy Services, $832,000 of electric energy sales by Power Corp since July, 1998, when it began generating and selling electricity, and a $1.1 million (13.5%) increase in the pipeline construction and services revenues of Keystone Pipeline Services, Inc., a nonregulated subsidiary of Energy Services.

       Operating revenues from regulated energy products and services decreased $24.2 million (18.7%) from $129.4 million for the nine-month period ended September 30, 1997, to $105.2 million for the nine-month period ended September 30, 1998, primarily as a result of a 2.5 billion cubic feet (16.7 %) decrease in natural gas sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to warmer than normal weather during the period and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The number of heating degree days decreased by 867 (20.8%) from 4,165 (102.2% of normal) during the first nine months of 1997 to 3,298 (80.9% of normal) during the first nine months of 1998.

       The $5.5 million increase in Energy Services' nonregulated gas sales and services from $17.9 million for the nine-month period ended September 30, 1997, to $23.4 million for the nine-month period ended September 30, 1998, was primarily the result of a 2.4 million cubic feet (47.5%) increase in sales of natural gas by Energy Services during the period.

       Operating Expenses. Operating expenses, including depreciation and income taxes, decreased $13.5 million (9.4%) from $143.3 million for the nine-month period ended September 30, 1997, to $129.8 million for the nine-month period ended September 30, 1998. As a percentage of operating revenues, total operating expenses increased from 92.1% during the nine-month period ended September 30, 1997, to 93.0% during the nine-month period ended September 30, 1998, because of the lower level of operating revenues.

       The cost of gas and other energy decreased $12.8 million (14.1%) from $90.5 million for the nine-month period ended September 30, 1997, to $77.8 million for the nine-month period ended September 30, 1998, primarily because of the aforementioned decrease in sales to PG Energy's residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The effects of these factors were partially offset by the increased sales of Energy Services and the sales by Power Corp.

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $1.6 million (3.2%) from $49.1 million for the nine-month period ended September 30, 1997, to $50.7 million for the nine-month period ended September 30, 1998. This increase was largely attributable to a $1.6 million (5.1%) increase in operation and maintenance expense, primarily because of increased payroll and other costs associated with the expansion of the Company's nonregulated activities and an $857,000 (12.2%) increase in depreciation expense, primarily as a result of additions to utility plant. The impact of these increases was partially offset by a $927,000 (9.6%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax because of the decreased sales by PG Energy and Honesdale.

       Income taxes decreased $2.3 million (62.3%) from $3.6 million for the nine-month period ended September 30, 1997, to $1.4 million for the nine-month period ended September 30, 1998, due to a decrease in income before income taxes (for this purpose, operating income net of interest charges).

       Operating Income. As a result of the above, primarily the decrease in sales by PG Energy, operating income decreased by $2.5 million (19.9%) from $12.3 million for the nine-month period ended September 30, 1997, to $9.8 million for the nine-month period ended September 30, 1998, and also decreased as a percentage of total operating revenues for such periods from 7.9% in the nine-month period ended September 30, 1997, to 7.0% in the nine-month period ended September 30, 1998.

       Interest Charges. Interest charges increased $1.2 million (16.8%) from $6.9 million for the nine-month period ended September 30, 1997, to $8.0 million for the nine-month period ended September 30, 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

       Net Income (Loss). The decrease in net income of $3.4 million (58.2%) from $5.8 million for the nine-month period ended September 30, 1997, to $2.4 million for the nine-month period ended September 30, 1998, was the result of the matters discussed above, principally the decrease in sales by PG Energy and the increase in interest charges, the effects of which were partially offset by decreased operating expenses. The same factors, along with the inclusion of a $.08 per share discount on the repurchase of preferred stock in 1997, accounted for the decrease in both basic and diluted earnings per share of common stock of $.44 per share for the nine-month period ended September 30, 1998.

RATE MATTERS

       Rate Increases. By Order adopted December 19, 1996, the Pennsylvania Public Utility Commission (the "PPUC") approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

       On March 16, 1998, PG Energy filed an application with the PPUC seeking an increase in its base gas rates, designed to produce $15.0 million in additional annual revenue, to be effective May 15, 1998. On September 29, 1998, PG Energy and certain parties filing objections to the rate increase request filed a Settlement Petition with the Administrative Law Judge assigned to conduct the investigation of the rate increase request. By Order adopted October 16, 1998, the PPUC approved the Settlement Petition and granted PG Energy an overall 4.1% increase in its base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1997, to the gas costs contained in its gas tariff rates:

                               Change in                       Calculated
    Effective                 Rate per MCF                 Increase (Decrease)
      Date                  From          To               in Annual Revenue
---------------------    -----------   ----------     -------------------------

September 1, 1998        $ 4.18           $ 4.25             $ 1,900,000
June 1, 1998               3.95             4.18               5,800,000
March 1, 1998              4.05             3.95              (2,100,000)
December 1, 1997           4.49             4.05             (12,100,000)
March 1, 1997              4.18             4.49               8,300,000

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PG Energy has made arrangements for a total of $63.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has six bank lines of credit with an aggregate borrowing capacity of $63.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999 and which PG Energy intends to renew or replace as they expire. As of October 30, 1998, PG Energy had $38.7 million of borrowings outstanding under these bank lines of credit.

       The Company believes that its regulated subsidiaries will be able to raise, in a timely manner, such funds as are required for their future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its nonregulated subsidiaries will be able to raise such funds as are required for their future needs.

Long-Term Debt and Capital Stock Financings

       Both the Company and its subsidiaries, most notably PG Energy, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG Energy during the nine-month period ended September 30, 1998.

       The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan, its Customer Stock Purchase Plan, its 1992 Stock Option Plan and its Employees' Savings Plan. During 1998 (through October 30) the Company realized $10.7 million from the issuance of common stock under these plans.

Capital Expenditures and Related Financings

       Capital expenditures totaled $33.3 million during the first nine months of 1998, including $20.0 million of expenditures for the construction of utility plant and $9.1 million for the conversion of Power Corp's cogeneration plant and construction of the related methane recovery facility.

       The Company estimates that its capital expenditures will total $12.0 million for the remainder of the year, consisting of $10.0 million relative to utility plant and $2.0 million with respect to the Company's nonregulated activities. These capital expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt and Preferred Stock

       As of September 30, 1998, $67.7 million of long-term debt and $11.1 million of PG Energy's preferred stock was required to be repaid within twelve months. The $67.7 million of long-term debt includes $20.0 million outstanding under the Company's Term Loan Agreement which is due on May 31, 1999, $36.7 million outstanding under PG Energy's bank lines of credit which is due at various times during 1999, $10.0 million of PG Energy's 9.23% series first mortgage bonds which are due September 1, 1999, and $1.0 million outstanding under a Power Corp bank line of credit which is due March 30, 1999. The $11.1 million of PG Energy preferred stock includes $11.0 million relative to all of the outstanding shares of PG Energy's 9% cumulative preferred stock, $100 par value, which have been called for redemption on December 1, 1998, at a price of $104 per share, plus accrued dividends.

       PG Energy, the Company and Power Corp are each intending to finance their respective current maturities of long-term debt and preferred stock with internally generated funds and bank borrowings pending the periodic issuance of long-term debt and capital stock.

Year 2000

       The Company has performed an inventory and assessment of its computer systems and applications, as well as devices with embedded technology, to identify year 2000 issues and to develop a plan for addressing those issues. This plan, which was initiated in 1996, is scheduled to be completed by March 31, 1999, for all applications and devices that could have a material effect on the Company's operations, and by June 30, 1999, with respect to all other issues. The plan involves the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices. The Company is utilizing both internal resources and contract personnel to implement the plan, which is currently on schedule. In view of the substantial progress that has been made to date, management does not anticipate the expenditures necessary to carry out the plan will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company is in the process of replacing its financial and human resource systems with purchased software. The installation of these new systems, along with modifications currently being made to the Company's customer information system and upgrading of its operating system software, will resolve the primary year 2000 issues. The new financial and human resource systems are anticipated to be fully tested and operational by January, 1999, while the modifications and testing of the customer information system and the upgrading of its Company's operating system software are now anticipated to be completed by March 31, 1999.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company is in the process of surveying approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the progress being made by its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly initiate appropriate contingency planning should the occasion warrant.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the nature of Pennsylvania legislation restructuring the natural gas industry; the impact of year 2000 compliance; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; growth in opportunities for the Company's nonregulated activities; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

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



                                             PENNSYLVANIA ENTERPRISES, INC.
                                                        (Registrant)


Date:  November 5, 1998             By:            /s/ Donna M. Abdalla
                                                       Donna M. Abdalla
                                                      Acting Secretary


Date: November 5, 1998              By:            /s/ John F. Kell, Jr.
                                                       John F. Kell, Jr.
                                           Vice President, Financial Services
                                            (Principal Financial Officer and
                                               Principal Accounting Officer)