Form 10-K
period 1998-12-31
PENNSYLVANIA ENTERPRISES INC
filed 1999-03-01
CIK 77231

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998       Commission file number 0-7812


                         PENNSYLVANIA ENTERPRISES, INC.
             (Exact name of registrant as specified in its charter)


        Pennsylvania                                    23-1920170
(State or other jurisdiction of               (IRS Employer Identification No.)
  incorporation or organization)

          One PEI Center
    Wilkes-Barre, Pennsylvania                          18711-0601
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (570) 829-8843

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

                           COMMON STOCK, NO PAR VALUE
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

The aggregate market value of the voting stock held by nonaffiliates of the registrant amounted to $201,586,303 as of February 24, 1999. For the purposes of the foregoing calculation, all directors and/or officers have been deemed to be affiliates, but the registrant disclaims that any of such directors and/or officers is an affiliate.

The number of shares of Common Stock, no par value, outstanding as of February 24, 1999: 10,667,483 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

Part III - Items 10(a), 11, 12 and 13 - Portions of the Definitive Proxy Statement for the Annual Meeting of Shareowners to be held on May 5, 1999.

                                TABLE OF CONTENTS

                                                                          PAGE

PART I

     Item 1.     BUSINESS...............................................     1

     Item 2.     PROPERTIES.............................................    14

     Item 3.     LEGAL PROCEEDINGS......................................    14

     Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....    14

PART II

     Item 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                      RELATED STOCKHOLDER MATTERS.......................    15

     Item 6.     SELECTED FINANCIAL DATA................................    16

     Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS...............    19

     Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............    32

     Item 9.     CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE...............    62

PART III

     Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.....    63

     Item 11.    EXECUTIVE COMPENSATION.................................    63

     Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT.............................    63

     Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.........    63

PART IV

     Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K.......................................    64*

     SIGNATURES  .......................................................    68




*  The "Index to Exhibits" is located on page 69.

                                     PART I


ITEM l.       BUSINESS

GENERAL

       Pennsylvania Enterprises, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in both regulated and nonregulated activities. The Company's regulated activities are conducted by its principal subsidiary, PG Energy Inc. ("PG Energy"), a regulated public utility, and PG Energy's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), also a regulated public utility which was acquired on February 14, 1997. Together PG Energy and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport. In 1998, PG Energy and Honesdale collectively accounted for approximately 77% of the Company's operating revenues. Until February 16, 1996, when its water utility operations were sold, PG Energy was also engaged in the distribution of water (See "-Sale of Water Utility Operations.")

       The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), PEI Power Corporation ("Power Corp") which was formed in October, 1997, Theta Land Corporation ("Theta") and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities. These activities include the sale of natural gas, propane, electricity and other energy-related products and services; the construction, maintenance and rehabilitation of utility facilities, primarily natural gas distribution pipelines; and the sale of property for residential, commercial and other development. In the fourth quarter of 1997, Energy Services began marketing electricity and other products and services, under the name PG Energy PowerPlus (a trademark of Energy Services), principally in northeastern and central Pennsylvania. Power Corp, an exempt wholesale generator (within the meaning of the Public Utility Holding Company Act of 1935, as amended), began generating and selling electricity in July, 1998, upon completion of modifications to its cogeneration facility that enable it to burn both natural gas and methane. In 1998, the revenues of the nonregulated subsidiaries accounted for approximately 23% of the Company's operating revenues and 37% of its capital expenditures.

       Both PG Energy, incorporated in Pennsylvania in 1867 as Dunmore Gas & Water Company, and Honesdale (collectively referred to as the "Regulated Subsidiaries") are regulated by the Pennsylvania Public Utility Commission (the "PPUC"). As of December 31, 1998, PG Energy provided service to approximately
148,900 natural gas customers and Honesdale provided service to approximately 3,300 customers.

       The Company and its subsidiaries employed approximately 825 persons as of December 31, 1998.

Restructuring of Natural Gas Industry

       The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is undergoing significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is occurring in the electric industry, which competes with the natural gas industry for many of the same energy uses.

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

       As a result of actions by FERC, the interstate pipelines now primarily provide transportation and storage services, and LDCs, such as PG Energy, are presently responsible for procuring competitively-priced gas supplies and arranging for the appropriate transportation capacity and storage services with the interstate pipelines. Additionally, in accordance with regulations promulgated by the PPUC PG Energy currently offers transportation service to certain customers.

       Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PG Energy charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PG Energy paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 600 customers currently receiving transportation service, PG Energy's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PG Energy for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 54% of PG Energy's total gas deliveries in 1998, are charged rates approved by the PPUC which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

       Although the regulations promulgated by the PPUC only require LDCs to offer transportation service to individual customers having an annual consumption of at least 5,000 thousand cubic feet ("MCF") of natural gas and groups of not more than ten customers having a combined consumption of at least 5,000 MCF per year, the PPUC has allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to its customers effective November 1, 1997. During 1998 approximately 1,150 of Honesdale's customers received transportation service and purchased their natural gas supplies from Energy Services, the only marketer currently selling gas to customers served by Honesdale. PG Energy is also planning to file tariffs with the PPUC in the near future seeking approval to make transportation service available to all of its 148,900 customers. However, the actual timing of such filing may be influenced by the terms of the legislation, as discussed below, which the Company and PG Energy currently believe that Pennsylvania may enact in 1999 requiring that all customers of LDCs have the right, within the next one to two years, to receive transportation service and to choose the supplier of their natural gas.

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

       The Company and PG Energy believe that Pennsylvania may enact similar legislation with respect to the natural gas industry in 1999. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within one to two years. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it would incur in offering choice to all its customers (including those involving information systems and customer education) would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

Expansion of Nonregulated Activities

       The Company intends to continue its focus on positioning its nonregulated subsidiaries as leading suppliers of energy and energy-related products and services. The Regulated Subsidiaries will actively market the use of natural gas and will continue to aggressively add customers to their distribution systems. Additionally, the Company plans to further expand the activities of Energy Services. Energy Services markets a broad array of energy and energy-related products and services under the name PG Energy PowerPlus. Presently, PG Energy PowerPlus offers the sale of natural gas and electricity to residential, commercial and industrial users, as well as the sale of propane on both a retail and wholesale level, primarily in central and northeastern Pennsylvania; and the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Also, Energy Services, through its subsidiary Keystone, provides specialized pipeline distribution services for utilities, including keyhole vacuum excavation, camera inspection and bridge pipeline rehabilitation, as well as the conventional installation of mains and services for the natural gas, water and sewer industries and the installation of fiber optic cable. In addition, the Company, through its subsidiary Theta, is presently marketing Company-owned land parcels for residential and commercial development under the guidance of the Watershed Land Use Plan developed by the independent PG Energy Land Use Committee in association with the Company. In July, 1998, Power Corp began generating and selling electricity provided by a cogeneration facility it acquired in November, 1997. This 25-megawatt facility, located in Archbald, Pennsylvania, is fueled by a combination of natural gas and methane recovered from a nearby landfill.

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

OPERATING SEGMENTS

       The Company has three principal operating segments:

o Regulated Energy Products and Services, principally the purchase, distribution and sale, subject to regulation of the PPUC, of natural gas in thirteen counties in northeastern Pennsylvania by the Regulated Subsidiaries ("Energy Products and Services - Regulated")
o Nonregulated Energy Products and Services, principally the sale of natural gas, propane, electricity and other energy-related products and services by Energy Services, principally in a twenty-six county area in northeastern and central Pennsylvania and by Power Corp ("Energy Products and Services - Nonregulated")
o Pipeline Construction and Services, principally the construction, maintenance and rehabilitation of utility facilities throughout the eastern United States by Keystone ("Pipeline Construction and Services").

       Financial information relative to the Company's operating segments can be found in Note 13 of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K.

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

       Number and Type of Customers. At December 31, 1998, the Regulated Subsidiaries had approximately 152,200 natural gas customers, from which the Company derived total natural gas revenues of $158.7 million during 1998. The following chart shows a breakdown of the types of customers and the percentages of gas revenues generated by each type of customer in 1998:

Type of Customer            % of Customers             % of Revenues

Residential                        90.8%                   66.7%
Commercial                          8.9                    24.1*
Industrial                          0.2                     7.7*
Other Users                         0.1                     1.5
    Total                         100.0%                  100.0%

*  Includes the 2.6% of total gas revenues derived from interruptible customers.

       During 1998, the Regulated Subsidiaries delivered an estimated total of 45,969,700 MCF of natural gas to their customers, of which 45% was sold at normal tariff rates, 54% represented gas transported for customers and 1% was sold under the Alternate Fuel Rate (as described below).

       The Regulated Subsidiaries sell gas to "firm" customers with the understanding that their supply will not be interrupted except during periods of supply deficiency or emergency conditions. "Interruptible" gas customers are required to have equipment installed capable of using an alternate energy form. Interruptible customers, therefore, do not require a continuous supply of gas and their supply can be interrupted at any time under the conditions set forth in their contracts for gas service. In 1998 a total of 5,461,250 MCF of natural gas was sold to interruptible customers, of which 5,210,078 MCF was transported for such customers, which together represented 12% of the total deliveries of natural gas to the Regulated Subsidiaries' customers during 1998.

       PG Energy's largest natural gas customer accounted for less than 1% of its operating revenues in 1998.

       Transportation and Storage Service. In accordance with current regulations of the PPUC, PG Energy provides transportation service to natural gas customers who consume at least 5,000 MCF of natural gas per year, meet certain other conditions and execute a transportation agreement. In addition, groups of up to ten customers, with a combined consumption of at least 5,000 MCF per year, are eligible for transportation service. The PPUC has, however, allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to all of its approximately 3,300 customers effective November 1, 1997. During 1998, approximately 1,150 of Honesdale's customers received transportation service and purchased their natural gas supplies from Energy Services, the only marketer currently selling gas to customers served by Honesdale.

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


       Set forth below is a summary of the gas transported by the Regulated Subsidiaries and the number of customers using transportation service from 1996 to 1998:

                                   Volume of Gas Transported (MCF)
                             --------------------------------------------------
             Number of        Interstate       Pennsylvania
  Year       Customers           Gas                Gas               Total
-------     ------------     -------------     -------------     --------------

   1998       1,736 (a)       24,669,000                   -         24,669,000
   1997       1,244 (a)       22,584,000              99,000         22,683,000
   1996         503           15,959,000           4,459,000         20,418,000

  (a)    Includes  1,148  and  729  residential  and  commercial   customers  of
         Honesdale   receiving   transportation   service   in  1998  and  1997,
         respectively.

       During 1999, the Regulated Subsidiaries expect to transport approximately 28,000,000 MCF of natural gas.

       The rates charged by the Regulated Subsidiaries for the transportation of interstate gas are essentially equal to their tariff rates for the sale of gas with all gas costs removed. Accordingly, the transportation of interstate gas has had no significant adverse effect on earnings. Prior to January 15, 1997, the rates charged for the transportation of Pennsylvania-produced natural gas ("Pennsylvania gas") were lower than those charged for the transportation of interstate gas. As a result, the rates charged for the transportation of Pennsylvania gas yielded considerably less revenue than the gross margin (gas operating revenues less the cost of gas) that would be realized from sales under normal tariff rates. However, as of January 15, 1997, in connection with PG Energy's rate increase which was effective on such date (see "-Rates"), the lower rates charged for the transportation of Pennsylvania gas were eliminated and those rates were conformed with the rates charged for the transportation of interstate gas. The elimination of such differential was the primary reason for the dramatic decrease in the volume of Pennsylvania-produced gas transported by the Regulated Subsidiaries in 1997 and its elimination in 1998.

       Alternate Fuel Sales. In order to be more competitive in terms of price with certain alternate fuels, PG Energy offers an Alternate Fuel Rate for eligible customers. This rate applies to large commercial and industrial accounts that have the capability of using No. 2, 4 or 6 fuel oil or propane as an alternate source of energy. Whenever the cost of such alternate fuel drops below the cost of natural gas at PG Energy's normal tariff rates, PG Energy is permitted by the PPUC to lower its price to these customers so that PG Energy can remain competitive with the alternate fuel. However, in no instance may PG Energy sell gas under this special arrangement for less than its average commodity cost of gas purchased during the month. PG Energy's revenues under the Alternate Fuel Rate amounted to $1.7 million in 1998, $2.4 million in 1997 and $1.8 million in 1996. These revenues reflected the sale of 582,000 MCF, 651,000 MCF and 491,000 MCF in 1998, 1997 and 1996, respectively. It is presently anticipated that approximately 600,000 MCF will be sold under the Alternate Fuel Rate in 1999. The change in volumes sold under the Alternate Fuel Rate reflects the switching by certain customers between alternate fuel service and transportation service as a result of periodic changes in the relative cost of natural gas and alternate fuels.

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

       As of February 1, 1994, PG Energy began to recover the Gas Transition Costs billed by its interstate pipelines through an increase in its PGC rate. As of December 31, 1998, PG Energy had been billed a total of $1.3 million of Gas Transition Costs by its interstate pipelines, which is the entire amount of such billings that PG Energy expects. Of this amount, $857,000 was recovered by PG Energy over a twelve-month period ended January 31, 1995, through an increase in its PGC rate, $252,000 was recovered by PG Energy in its annual PGC rate that the PPUC approved effective December 1, 1995, and the remaining $213,000 was recovered by PG Energy in its PGC rate that was effective December 1, 1996.

       The PGC Order also indicated that while Gas Supply Realignment and Stranded Costs (the "Non-Gas Transition Costs") are not natural gas costs eligible for recovery under the PGC rate filing mechanism, such costs are subject to full recovery by LDCs through the filing of a tariff pursuant to either the existing surcharge or base rate provisions of the Pennsylvania Public Utility Code (the "Code"). By Order of the PPUC entered August 26, 1994, PG Energy began recovering the Non-Gas Transition Costs billed pursuant to Order 636 through the billing of a surcharge to its customers effective September 12, 1994. As December 31, 1998, $10.6 million of such Non-Gas Transition Costs had been billed to PG Energy and recovered from its customers. PG Energy does not presently anticipate that it will be billed for any additional amount of Non-Gas Transition Costs by its interstate pipelines.

       Sources of Supply. The Regulated Subsidiaries purchase natural gas from marketers, producers, and integrated energy companies, generally under the terms of supply arrangements that extend for varying periods of more or less than one year, but frequently for the following heating season (i.e., November through March). Depending upon their terms, these contracts may or may not provide for an adjustment each month in the cost of gas purchased pursuant thereto based on the then current market prices for natural gas. The largest individual supplier, an integrated energy company, accounted for 28% of the Regulated Subsidiaries' total purchases of natural gas in 1998. Three other suppliers accounted for 23%, 20% and 10%, respectively, of the Regulated Subsidiaries' total purchases of natural gas in 1998. No other suppliers accounted for more than 10% of the Regulated Subsidiaries' purchases during 1998.

     The purchases of natural gas by the Regulated Subsidiaries during 1998 and 1997 and by PG Energy during 1996 are summarized below:

                                   Volume                          Average
      Year                     Purchased (MCF)                   Cost per MCF*
-----------------             ------------------                 ------------

      1998                        22,763,000                       $3.86
      1997                        26,540,000                       $3.78
      1996                        27,955,000                       $3.83

* At the entry points on the distribution systems of the Regulated Subsidiaries.

       During 1999, the Regulated Subsidiaries expect to purchase approximately 27,500,000 MCF of natural gas under seasonal or other contracts of more or less than one year at a currently projected average cost of $3.63 per MCF.

       The Regulated Subsidiaries presently have adequate supplies of natural gas to meet the demands of existing customers through October, 1999, and the Company believes that the Regulated Subsidiaries will be able to obtain sufficient supplies to meet the demands of their existing customers beyond October, 1999, and to serve new customers (of which approximately 2,500 are expected to be added in 1999).

       Energy Services purchases natural gas from marketers, producers, and integrated energy companies at variable and fixed prices for various terms. Transportation is arranged via the interstate pipeline electronic bulletin board or contracting with suppliers for a city gate delivery (i.e. at the entry point on the LDC's system).

       Pipeline Transportation and Storage Entitlements. Pursuant to the terms of Order 636, the Regulated Subsidiaries have entered into agreements with their former interstate pipeline suppliers providing for the firm long haul transportation by those pipelines on a daily basis of the following quantities of gas:

                                            Daily            Percentage of Total
                     Expiration         Transportation          Transportation
   Pipeline           Date (a)          Entitlement (MCF)         Entitlement
-------------    -----------------     -------------------   ------------------

Transco          Various through 2015       74,100 (b)                61.2%
Tennessee        1999 and 2000              35,983 (c)                29.7
Columbia         2004                       11,016                     9.1
                                       -------------------   ------------------
                                           121,099                   100.0%
                                       ====================  ==================

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

   (c) Includes up to 3,416 MCF per day that Honesdale can transport during the period November through January pursuant to an agreement with Tennessee that extends through November, 2000.

       The Regulated Subsidiaries have also contracted with their former interstate pipeline suppliers and the New York State Electric and Gas Company ("NYSEG") for the following volumes of gas storage and storage withdrawals:

                                                                   Maximum
                       Expiration          Total Storage       Daily Withdrawal
Pipeline/Party          Date (a)             (MCF) (b)        From Storage (MCF)
--------------  ----------------------   ----------------     ------------------

Transco           Various through 2013       6,200,000              86,884
Tennessee         November 1, 2000           3,700,000              25,310 (d)
Columbia          October 31, 2004           1,100,000              16,036
NYSEG (c)         March 31, 2002               290,000              28,093
                                         ----------------     -----------------
                                            11,290,000             156,323
                                         ================     =================

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

   (d) Includes 2,279 MCF that may be delivered to Honesdale under the terms of the storage contract with Tennessee.

       Based on their present pipeline transportation and storage entitlements, the Regulated Subsidiaries are entitled to a maximum daily delivery of the following quantities of gas:

            Firm Pipeline        Withdrawals
           Transportation       From Storage                        Percentage
Pipeline        (MCF)              (MCF)           Total (MCF)       of Total
---------  --------------     ---------------    --------------     ------------

Transco       74,100 (a)             114,977 (c)        189,077           68.2%
Tennessee     35,983 (b)              25,310 (d)         61,293           22.1
Columbia      11,016                  16,036             27,052            9.7
           --------------    ----------------    --------------     ------------
             121,099                 156,323            277,422          100.0%
           ==============    ================    ==============     ============

   (a) Includes 3,300 MCF that may be transported by PG Energy during the period December through February.

   (b) Includes up to 3,416 MCF that may be transported by Honesdale during the period November through January.

   (c) Includes 28,093 MCF that may be delivered under the terms of the storage contract with NYSEG and the abandonment of Transco's LGA storage service.

   (d) Includes 2,279 MCF that may be delivered to Honesdale under the terms of the storage contract with Tennessee.

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

       Since September 1, 1993, PG Energy has released portions of its firm pipeline transportation capacity to third parties for varying periods extending up to three years. Honesdale has also released portions of its firm pipeline transportation capacity since August 1, 1997. During 1998, the average daily capacity so released was 32,674 MCF, and the maximum capacity released on any one day in 1998 was 41,473 MCF. Through December 31, 1998, the Regulated Subsidiaries had not, however, released any storage capacity on the open market via the pipeline electronic bulletin boards.

       The Company believes that the Regulated Subsidiaries have sufficient firm pipeline transportation and storage entitlements to meet the demands of their existing customers and to supply new customers.

       Peak Day Requirements. The Regulated Subsidiaries plan for peak day demand on the basis of a daily mean temperature of 0 degrees Fahrenheit. Requirements for such a design peak day, assuming the curtailment of service to interruptible customers, are currently estimated to be 354,000 MCF, of which 257,000 MCF would be required for customers to whom the Regulated Subsidiaries provide retail sales service and 97,000 MCF would be required for customers for whom the Regulated Subsidiaries provide transportation service through their distribution systems. The Regulated Subsidiaries' historic maximum daily sendout is 313,446 MCF, which occurred on January 17, 1997, when service to interruptible customers and select industrial users was curtailed. The mean temperature in its gas service area on that day was 5 degrees Fahrenheit.

       Capital Expenditures. Capital expenditures totaled $44.8 million during 1998, including $28.2 million for the construction of utility plant, $8.7 for the conversion of Power Corp's cogeneration facility and the construction of the related methane recovery facility and $4.8 million for the development of an industrial site adjacent to Power Corp's cogeneration facility. Capital expenditures are estimated to be $22.5 million during 1999, consisting of $18.4 million relative to utility plant and $4.1 million with respect to the Company's nonregulated activities.

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

       PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. PG Energy paid $175,000 to the party performing the remediation in settlement of a claim for PG Energy's share of such remediation costs. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

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

       Power Corp is an exempt wholesale generator pursuant to Section 32 of the PUHCA, and both Power Corp and Energy Services are licensed power marketers pursuant to Section 205 of the Federal Power Act and rules and regulations of the FERC.

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

       By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

         In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its tariff rates:

                                        Change in                Calculated
         Effective                    Rate Per MCF           Increase (Decrease)
                                 -------------------------
           Date                    From           To          In Annual Revenue
----------------------------     ----------    -----------   ------------------

December 1, 1998                   $4.25         $4.53           $   7,100,000
September 1, 1998                   4.18          4.25               1,900,000
June 1, 1998                        3.95          4.18               5,800,000
March 1, 1998                       4.05          3.95              (2,100,000)
December 1, 1997                    4.49          4.05             (12,100,000)
March 1, 1997                       4.18          4.49               8,300,000
December 1, 1996                    3.01          4.18              32,400,000
September 1, 1996                   2.88          3.01               3,600,000
June 1, 1996                        2.75          2.88               3,400,000

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

       Tax Surcharge Adjustments. Regulations of the PPUC provide for the Regulated Subsidiaries to apply a state tax adjustment surcharge tariff to bills for gas service to recoup any increased taxes or pass through any decreased taxes resulting from changes in the law with respect to the Pennsylvania Capital Stock Tax, Corporate Net Income Tax, Gross Receipts Tax or Public Utility Realty Tax. Honesdale is currently refunding approximately $11,000 of decreased taxes on an annual basis in accordance with these regulations, while no state tax adjustment surcharge is presently being applied to PG Energy's bills for gas service.

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

       Number and Type of Customers. At December 31, 1995, PG Energy had approximately 133,400 water customers from which it derived total water revenues of $7.5 million during the period January 1 through February 15, 1996.

       Filtration of Water Supplies. All of PG Energy's water customers were supplied with filtered water (except for several hundred who were supplied with ground water from wells). The filtration of PG Energy's water supplies was performed at ten water treatment plants, located throughout PG Energy's water service area, which had an aggregate daily capacity of 101.1 million gallons.

       Construction Expenditures. PG Energy's construction expenditures for water utility plant totaled $815,000 during the period January 1 through February 15, 1996.

EXECUTIVE OFFICERS OF THE COMPANY

                                                          Positions and
                                  Officer                Offices with the
     Name                 Age      Since                     Company
-------------------     ------    ---------    -------------------------------

Thomas F. Karam           40       1995         President and Chief Executive
                                                 Officer

Vincent A. Bonaddio       49       1995         Vice President, Operations and
                                                 Engineering Services

Harry E. Dowling          49       1984         Vice President, Customer
                                                 Services

John F. Kell, Jr.         61       1978         Vice President, Financial
                                                 Services

Donna M. Abdalla          39       1998         Corporate Secretary

Richard N. Marshall       41       1993         Treasurer and Assistant
                                                 Secretary

Thomas J. Koval           46       1992         Controller and Assistant
                                                 Treasurer

       Each of the Executive Officers has been elected to serve until the first meeting of the Board of Directors of the Company following the 1999 Annual Meeting and until his successor has been duly elected. Each of these Officers holds the same position with PG Energy. Other than with respect to Mr. Karam, who has an employment agreement with the Company as President and Chief Executive Officer for a seven-year period ending September 1, 2003, there are no arrangements or understandings between any officer and any other person pursuant to which he was selected as an officer.

ITEM 2.       PROPERTIES

       Gas. The gas systems of the Regulated Subsidiaries consist of approximately 2,439 miles of distribution lines, eleven city gate and 81 major regulating stations and miscellaneous related and additional property. The Regulated Subsidiaries believe that their gas utility properties are adequately maintained and in good operating condition in all material respects.

       Most of PG Energy's gas utility properties are subject to a first mortgage lien pursuant to the Indenture of Mortgage and Deed of Trust dated as of March 15, 1946, as supplemented by thirty supplemental indentures from PG Energy to U.S. Bank Trust, National Association, as Trustee.

       Land. As of February 24, 1999, PG Energy owned approximately 44,000 acres of undeveloped land, while Theta owned approximately 1,000 acres of land and Power Corp. owned approximately 150 acres of land, certain of which is being prepared for development. All such land is situated in northeastern Pennsylvania, primarily Luzerne and Lackawanna Counties.

       Cogeneration Facility. Power Corp owns a 25-megawatt cogeneration facility located in Lackawanna County, Pennsylvania which it acquired in November, 1997. This facility, which became operational in July, 1998, burns both methane and natural gas. Power Corp also owns a methane recovery facility at a nearby landfill which supplies methane gas burned at its cogeneration facility.

       Other than the aforementioned facilities owned by Power Corp, neither the Nonregulated Energy Products and Services operating segment nor the Pipeline Construction and Services segment has materially important physical properties.

ITEM 3.       LEGAL PROCEEDINGS

       There are no legal proceedings other than ordinary routine litigation incidental to the business of the Company or its subsidiaries.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       During the fourth quarter of 1998, there were no matters submitted to a vote of security holders of the registrant through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5.MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       The Company's common stock is traded on the New York Stock Exchange under the symbol "PNT." Quotations are shown in the Wall Street Journal as "PennEntr" and in The New York Times as "PennEnt." As of February 24, 1999, there were approximately 8,300 holders of record of the Company's common stock.

       Listed below are the price ranges of the Company's common stock and the dividends per share of common stock paid during the years ended December 31, 1998 and 1997. The prices shown represent the high and low transaction prices for the respective quarters without retail mark-up, mark-down or commission.

                                          Price Range                  Cash
                                 -------------------------------
                                     High              Low           Dividends
                                 -------------     -------------   -------------
           1998

First quarter                    $  26.563         $   23.125      $        .30
Second quarter                      29.000             22.813               .30
Third quarter                       27.688             21.125               .30
Fourth quarter                      25.938             21.688               .30
   Total                                                           $       1.20

           1997

First quarter (1)                $  24.063         $   21.375      $        .29
Second quarter                      27.750             21.250               .30
Third quarter                       30.500             25.250               .30
Fourth quarter                      32.750             24.250               .30
   Total                                                           $       1.19

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

ITEM 6.       SELECTED FINANCIAL DATA

       Selected consolidated financial data for the Company and its subsidiaries for each of the five years in the period ended December 31, 1998, is set forth below. This data should be read in conjunction with the Consolidated Financial Statements contained in Item 8 of this Form 10-K:

                                                           Year Ended December 31,
                                        ---------------------------------------------------------------
                                           1998          1997*       1996*        1995*       1994*
                                        ----------    -----------  ----------   ----------  -----------
                                         (Thousands of Dollars, Except Per Share Amounts and Ratios)
OPERATING REVENUES:
    Energy products and services -
       Regulated .....................   $ 158,724    $ 190,533    $ 160,594    $ 152,756    $ 167,992
       Nonregulated ..................      36,393       26,303       13,153        8,353        9,061
    Pipeline construction and services      12,215       11,210       10,733          826           44
          Total operating revenues ...     207,332      228,046      184,480      161,935      177,097

OPERATING EXPENSES:
    Cost of gas and other energy .....     117,689      134,622       98,475       90,478      105,832
    Operation and maintenance ........      45,623       43,265       42,930       29,551       28,569
    Depreciation .....................      10,446        9,464        7,833        7,018        6,671
    Income taxes .....................       3,947        7,374        5,800        3,955        4,541
    Taxes other than income taxes ....      11,428       11,766       11,182        9,982       10,852
       Total operating expenses ......     189,133      206,491      166,220      140,984      156,465

OPERATING INCOME .....................      18,199       21,555       18,260       20,951       20,632

OTHER INCOME, NET ....................       1,661        1,221        1,726          355          111

INTEREST CHARGES (1) .................     (11,159)      (9,634)     (10,192)     (15,422)     (13,791)

INCOME FROM CONTINUING
    OPERATIONS .......................       8,701       13,142        9,794        5,884        6,952

INCOME (LOSS) WITH RESPECT
    TO DISCONTINUED
    OPERATIONS, NET OF
    RELATED INCOME TAXES (2) .........        --           --           (363)      (3,834)      10,504

INCOME BEFORE SUBSIDIARY'S
    PREFERRED STOCK
    DIVIDENDS AND
    EXTRAORDINARY LOSS ...............       8,701       13,142        9,431        2,050       17,456

SUBSIDIARY'S PREFERRED
    STOCK DIVIDENDS (1) ..............       1,191        1,312        1,730        2,763        4,639

INCOME (LOSS) BEFORE
    EXTRAORDINARY LOSS ...............       7,510       11,830        7,701         (713)      12,817

EXTRAORDINARY LOSS (NET OF
    RELATED TAX BENEFIT) .............        --           --         (1,117)        --           --

NET INCOME (LOSS) ....................   $   7,510    $  11,830    $   6,584    $    (713)   $  12,817

See page 18 for an explanation of footnotes.

*Reclassified to conform with 1998 consolidated financial statement presentation.

                                                               Year Ended December 31,
                                               1998            1997          1996            1995            1994
                                             -------          ------        -------        --------        -------
                                                   (Thousands of Dollars, Except Per Share Amounts and Ratios)
COMMON STOCK INFORMATION:
   Weighted average number of shares
     outstanding in thousands (3) ....         9,997           9,661         10,222          11,459          10,913
   Basic and diluted earnings
     (loss) per share of
     common stock: (3)
       Continuing operations (1) .....     $     .75      $     1.22      $     .79        $    .27        $    .21
       Discontinued operations .......          --              --             (.04)           (.33)            .96
       Net income (loss) before
          discount (premium) on
          repurchase/redemption of
          subsidiary's preferred stock
          and extraordinary loss .....           .75            1.22            .75            (.06)           1.17
       Discount (premium) on
         repurchase/redemption of
         subsidiary's preferred stock           (.10)            .08           (.13)        --                 (.09)
       Extraordinary loss ............          --              --             (.11)        --                 --
       Earnings (loss) per share of
         common stock ................      $    .65      $     1.30     $      .51        $   (.06)        $  1.08

   Cash dividends per share of
     common stock ....................      $   1.20      $     1.19     $     1.10        $   1.10         $  1.10

CAPITALIZATION AT END
    OF PERIOD:
   Amounts -
     Common shareholders' investment .      $132,326      $  122,105     $  117,651       $ 162,739         $172,012
     Preferred stock of
       PG Energy -
      Not subject to mandatory
        redemption, net ..............         4,831          15,864         18,851          33,615          33,615
      Subject to mandatory redemption            240             640            739           1,680           1,760
     Long-term debt ..................        98,000         127,000         75,000         106,706         220,705
        Total capitalization .........  $    235,397    $    265,609   $    212,241     $   304,740    $    428,092

   Ratios -
     Common shareholders' investment .         56.2%           46.0%          55.4%            53.4%          40.2%
     Preferred stock of PG Energy -
      Not subject to mandatory
        redemption, net ..............          2.1             6.0            8.9             11.0             7.8
      Subject to mandatory redemption           0.1             0.2            0.4              0.6             0.4
     Long-term debt ..................         41.6            47.8           35.3             35.0            51.6
        Total ........................        100.0%          100.0%         100.0%           100.0%          100.0%



See page 18 for an explanation of footnotes.



                                           Year Ended December 31,
                             ------------------------------------------------------
                               1998         1997      1996       1995       1994
                             ---------    --------  --------   --------   ---------
                            (Thousands of Dollars, Except Per Share Amounts and Ratios)
UTILITY PLANT AT END OF
    PERIOD:
   Total utility plant ....   $376,685   $351,106   $319,205   $295,895   $284,080
   Accumulated depreciation     95,735     88,129     79,783     76,882     74,408
       Net utility plant ..   $280,950   $262,977   $239,422   $219,013   $209,672

TOTAL ASSETS AT END OF
    PERIOD:
   Continuing operations ..   $426,202   $388,830   $366,810   $319,968   $321,236
   Discontinued operations,
     net (4) ..............       --         --         --      204,250    203,196
      Total ...............   $426,202   $388,830   $366,810   $524,218   $524,432


(1) None of the Company's interest charges and none of PG Energy's Preferred Stock dividends was allocated to the discontinued operations through the February 15, 1996, date of disposition of the discontinued operations. Prior to that time interest charges relating to indebtedness of PG Energy were allocated to the discontinued operations based on the relationship of the gross water utility plant of the discontinued operations to the total of PG Energy's gross gas and water utility plant. This was the same method as was utilized by PG Energy and the PPUC in establishing the revenue requirements of its utility operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTRUCTURING OF NATURAL GAS INDUSTRY

       The Company's principal operating subsidiary, PG Energy Inc. ("PG Energy"), and PG Energy's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale") (collectively referred to as the "Regulated Subsidiaries"), are regulated public utilities engaged in the sale and distribution of natural gas which collectively accounted for approximately 77% of the Company's operating revenues in 1998. The natural gas industry, which historically has included producers, interstate pipelines and local distribution companies ("LDCs"), is undergoing significant restructuring. The industry is rapidly progressing from a highly regulated environment to one in which there is competition, customer choice and only partial regulation. The same change is also occurring in the electric industry which competes with the natural gas industry for many of the same energy uses.

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

       Prior to the unbundling of services by the interstate pipelines and those services being made available to end users as well as LDCs, and until the PPUC adopted regulations providing for the transportation of natural gas, PG Energy charged all its customers bundled rates. These rates included a commodity charge based on the cost, as approved by FERC, which PG Energy paid the pipelines for natural gas delivered to the entry point on its distribution system. Except for the approximately 600 customers currently receiving transportation service, PG Energy's customers continue to be charged bundled rates as approved by the PPUC, which include a commodity charge based on the costs prudently incurred by PG Energy for the purchase of natural gas and for interstate pipeline transportation capacity and storage services. Customers receiving transportation service, which accounted for approximately 54% of PG Energy's total gas deliveries in 1998, are charged rates approved by the PPUC which exclude the commodity cost that is reflected in the bundled rates charged to other customers.

       Although the regulations promulgated by the PPUC only require LDCs to offer transportation service to individual customers having an annual consumption of at least 5,000 thousand cubic feet ("MCF") of natural gas and groups of not more than ten customers having a combined consumption of at least 5,000 MCF per year, the PPUC has allowed certain LDCs to make transportation service available to other customers, regardless of their consumption. One of these companies is Honesdale which, with the approval of the PPUC, began offering transportation service to its customers effective November 1, 1997. During 1998, approximately 1,150 of Honesdale's customers received transportation service and purchased their natural gas supplies from PG Energy
Services Inc. ("Energy Services"), a subsidiary of the Company and the only marketer currently selling gas to customers served by Honesdale. PG Energy is also planning to file tariffs with the PPUC in the near future seeking approval to make transportation service available to all of its 148,900 customers. However, the actual timing of such filing may be influenced by the terms of the legislation, as discussed below, which the Company and PG Energy currently believe that Pennsylvania may enact in 1999 requiring that all customers of LDCs have the right, within the next one to two years, to receive transportation service and to choose the supplier of their natural gas.

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

       The Company and PG Energy believe that Pennsylvania may enact similar legislation with respect to the natural gas industry in 1999. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within one to two years. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       If Pennsylvania enacts legislation which permits all customers of LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it would incur in offering choice to all its customers (including those involving information systems and customer education) would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

EXPANSION OF NONREGULATED ACTIVITIES

       The Company intends to continue its focus on positioning its nonregulated subsidiaries as leading suppliers of energy and energy-related products and services. The Regulated Subsidiaries will actively market the use of natural gas and will continue to aggressively add customers to their distribution system. Additionally, the Company plans to further expand the activities of Energy Services, a nonregulated affiliate of PG Energy. Energy Services markets a broad array of energy and energy-related products and services under the name PG Energy PowerPlus. Presently, PG Energy PowerPlus offers the marketing and sale of natural gas and electricity to residential, commercial and industrial users, as well as the sale of propane on both a retail and wholesale level, in central and northeastern Pennsylvania; and the inspection, maintenance and servicing of residential and small commercial gas-fired equipment. Also, Energy Services, through its subsidiary, Keystone Pipeline Services, Inc. ("Keystone"), provides specialized pipeline distribution services for utilities, including keyhole vacuum excavation, camera inspection and bridge pipeline rehabilitation, as well as the conventional installation of mains and services for the natural gas, water and sewer industries and the installation of fiber optic cable. In addition, the Company, through its subsidiary Theta Land Corporation ("Theta"), is presently marketing Company-owned land parcels for residential and commercial development under the guidance of the Watershed Land Use Plan developed by the independent PG Energy Land Use Committee in association with the Company. In July, 1998, PEI Power Corporation ("Power Corp"), a subsidiary of the Company formed in October, 1997, began generating and selling electricity produced by a cogeneration facility it acquired in November, 1997. This 25-megawatt facility is fueled by a combination of natural gas and methane recovered from a nearby landfill.

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

       In accordance with generally accepted accounting principles, the Company's consolidated financial statements reflect PG Energy's water utility operations as "discontinued operations" and the following sections of Management's Discussion and Analysis generally relate only to the Company's continuing operations. For additional information regarding the discontinued operations, see Note 2 of the accompanying Notes to Consolidated Financial Statements.

STOCK SPLIT

       On February 19, 1997, the Board of Directors of the Company declared a two-for-one split of the Company's Common Stock effective March 20, 1997, as more fully discussed in Note 4 of the accompanying Notes to Consolidated Financial Statements. All per share data included in this Item 7 for the year 1996 has been restated to reflect this two-for-one split.

RESULTS OF CONTINUING OPERATIONS

       The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the calendar years ended December 31, 1998, 1997 and 1996:

                                          Percentage of Operating Revenues
                                          --------------------------------
                                              Year Ended December 31,
                                          --------------------------------
                                             1998      1997       1996
                                          ---------  ---------   --------

OPERATING REVENUES:
    Energy products and services -
       Regulated ......................      76.6%     83.6%     87.1%
       Nonregulated ...................      17.5      11.5       7.1
    Pipeline construction and services        5.9       4.9       5.8
        Total operating revenues ......     100.0     100.0     100.0

OPERATING EXPENSES:
    Cost of gas and other energy ......      56.8      59.0      53.4
    Operation and maintenance .........      22.0      19.0      23.3
    Depreciation ......................       5.0       4.2       4.2
    Income taxes ......................       1.9       3.2       3.1
    Taxes other than income taxes .....       5.5       5.2       6.1
        Total operating expenses ......      91.2      90.6      90.1

OPERATING INCOME ......................       8.8       9.4       9.9

OTHER INCOME, NET .....................       0.8       0.6       0.9

INTEREST CHARGES ......................      (5.4)     (4.2)     (5.5)    (1)

INCOME FROM CONTINUING OPERATIONS .....       4.2       5.8       5.3

LOSS WITH RESPECT TO DISCONTINUED
    OPERATIONS ........................       --        --       (0.2)

INCOME BEFORE SUBSIDIARY'S PREFERRED
    STOCK DIVIDENDS ...................       4.2       5.8       5.1

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS       (0.6)     (0.6)     (0.9)

INCOME (LOSS) BEFORE EXTRAORDINARY LOSS       3.6       5.2       4.2

EXTRAORDINARY LOSS (NET OF TAX BENEFIT
    OF $575,000) ......................        --        --      (0.6)

NET INCOME (LOSS) .....................       3.6%      5.2%      3.6%


(1) None of the Company's interest expense and none of the subsidiary's preferred stock dividends was allocated to the discontinued operations.

o Year Ended December 31, 1998, Compared With Year Ended December 31, 1997

       Operating Revenues. Operating revenues decreased $20.7 million (9.1%) from $228.0 million for 1997 to $207.3 million for 1998 largely as a result of a $31.8 million (16.7%) decrease in operating revenues from Regulated Energy Products and Services, namely, the sale and transportation of natural gas. The impact of this decrease was partially offset by a $10.1 million (38.4%) increase in revenues from Nonregulated Energy Products and Services, largely comprised of a $7.7 million (29.8%) increase in gas sales and services by Energy Services, $1.2 million attributable to the generation and sale of electric energy by Power Corp, which began generating and selling electricity in July, 1998, and a $1.0 million (9.0%) increase in operating revenues relative to the Pipeline Construction and Service activities of Keystone.

       Operating revenues from Regulated Energy Products and Services decreased $31.8 million (16.7%) from $190.5 million for 1997 to $158.7 million for 1998, primarily as a result of a 3.9 billion cubic feet (17.0%) decrease in natural gas sales by PG Energy to its residential and commercial heating customers. This reduction in sales was attributable to warmer than normal temperatures during 1998 and colder than normal temperatures during 1997, as well as lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The number of heating degree days decreased by 1,202 (18.5%) from 6,498 (103.3% of normal) during 1997 to 5,296 (84.2% of normal) during 1998.

       The $8.9 million (34.2%) increase in Energy Services' nonregulated gas sales and services, from $26.0 million for 1997 to $34.9 million for 1998, was primarily the result of a 3.4 million cubic feet (45.2%) increase in sales of natural gas by Energy Services during the year.

       Operating Expenses. Operating expenses, including depreciation and income taxes, decreased $17.4 million (8.4%) from $206.5 million for 1997 to $189.1 million for 1998. As a percentage of operating revenues, total operating expenses increased from 90.6% during 1997 to 91.2% during 1998.

       The cost of gas and other energy decreased $16.9 million (12.6%) from $134.6 million for 1997 to $117.7 million for 1998 primarily because of the aforementioned decrease in sales by PG Energy to its residential and commercial heating customers and lower levels in PG Energy's gas cost rate (see "-Rate Matters"). The effects of these decreases were partially offset by the increase in Energy Services' gas sales described above and the sales of Power Corp since it began operating in July, 1998.

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $3.0 million (4.7%) from $64.5 million for 1997 to $67.5 million for 1998. This increase was largely attributable to a $2.4 million (5.5%) increase in operation and maintenance expense, primarily as a result of increased payroll and other costs associated with the expansion of the Company's nonregulated activities and increased amortization of computer software. The effects of these increases were partially offset by the reversal of $1.9 million of previously expensed other postretirement benefit costs relative to the period January 1, 1993, through January 15, 1997, recovery of which was approved by the PPUC over a fifteen year period beginning November 1, 1998. Also contributing to the higher operating expenses was a $982,000 (10.4%) increase in depreciation expense, primarily because of additions to utility plant. The effects of these increases were partially offset by a $338,000 (2.9%) decrease in taxes other than income taxes resulting from a lower level of gross receipts tax because of the decreased sales by PG Energy and Honesdale.

       Income taxes decreased $3.4 million (46.5%) from $7.4 million in 1997 to $3.9 million in 1998 due to a decrease in income before income taxes (for this purpose, operating income net of interest charges).

       Operating Income. Operating income decreased by $3.4 million (15.6%) from $21.6 million for 1997 to $18.2 million for 1998 and decreased as a percentage of total operating revenues for such periods from 9.4% in 1997 to 8.8% in 1998 primarily because of the lower level of operating revenues from Regulated Energy Products and Services.

       Operating income  attributable to the Company's three operating segments:
Regulated Energy Products and Services, principally the purchase, distribution and sale of natural gas by the Regulated Subsidiaries ("Energy Products and Services - Regulated"); Nonregulated Energy Products and Services, principally the sale of natural gas, propane, electricity and other energy-related products and services by Energy Services and Power Corp ("Energy Products and Services - Nonregulated"); and Pipeline Construction and Services, principally the construction, maintenance and rehabilitation of utility facilities by Keystone ("Pipeline Construction and Services"), for the years ended December 31, 1998 and 1997, was as follows:

                                           Year Ended December 31,
                                     ----------------------------------
                                                             Increase
                                       1998        1997     (Decrease)

Energy Products and Services -
   Regulated .....................   $ 18,028    $ 21,963    $ (3,935)
   Nonregulated ..................        190        (373)        563
Pipeline Construction and Services        231          95         136
Intercompany eliminations and
  corporate expenses .............       (250)       (130)       (120)
   Total .........................   $ 18,199    $ 21,555    $ (3,356)

       The decrease in operating income from Regulated Energy Products and Services is primarily related to the aforementioned decrease in sales to PG Energy's residential and commercial heating customers. The increase in operating income from Nonregulated Energy Products and Services is primarily the result of the increased sales by Energy Services.

       Other Income, Net. Other income, net increased $440,000 (36.0%) from $1.2 million for 1997 to $1.7 million for 1998 largely as a result of the sale of certain nonutility property during 1998.

       Interest Charges. Interest charges increased by $1.5 million (15.8%) from $9.6 million for 1997 to $11.2 million for 1998. This increase was largely attributable to a higher level of long-term debt outstanding in 1998.

       Income From Continuing Operations. Income from continuing operations decreased $4.4 million (33.8%) from $13.1 million for 1997 to $8.7 million for 1998. This decrease was largely the result of the matters discussed above, principally the decrease in operating income and the increase in interest charges.

       Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $121,000 (9.2%) from $1.3 million for 1997 to $1.2 million for 1998, primarily as a result of the repurchase by PG Energy in 1998 of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Net Income (Loss). The decrease in net income of $4.3 million (36.5%) from $11.8 million for 1997 to $7.5 million for 1998 was the result of the reduced operating income and increased interest charges as discussed above. These same factors, along with premiums of $.10 per share during 1998 and discounts of $.08 per share during 1997 on the repurchase of preferred stock, accounted for the decrease in basic and diluted earnings per share of common stock of $.65 from $1.30 per share for 1997 to $.65 per share for 1998. Also contributing to the decrease in basic and diluted earnings per share of common stock was a 3.5% increase in the weighted average number of shares outstanding as a result of the issuance of shares during 1998 in connection with the Company's Dividend Reinvestment and Stock Purchase Plan, Customer Stock Purchase Plan, 1992 Stock Option Plan and Employees' Savings Plan. (See Liquidity and Capital Resources - Long-Term Debt and Capital Stock Financings).

o    Year Ended December 31, 1997, Compared With Year Ended December 31, 1996

       Operating Revenues. Operating revenues increased $43.6 million (23.6%) from $184.5 million for 1996 to $228.0 million for 1997, largely as a result of a $29.9 million (18.6%) increase in operating revenues from Regulated Energy Products and Services and a $13.1 million (100.0%) increase from Nonregulated Energy Products and Services.

       The $29.9 million (18.6%) increase in operating revenues from Regulated Energy Products and Services from $160.6 million for 1996 to $190.5 million for 1997 was primarily the result of higher levels in PG Energy's gas cost rate and the effect of the rate increase granted PG Energy by the PPUC which became effective on January 15, 1997 (see "Rate Matters"). The effect of the increases in rates was partially offset by a 749,000 cubic feet (2.9%) decrease in deliveries to PG Energy's residential and commercial heating customers. There was a decrease of 129 (1.9%) heating degree days from 6,627 (105.3% of normal) during 1996 to 6,498 (103.3% of normal) during 1997. Operating revenues of Honesdale totaling $3.0 million from its February 14, 1997, acquisition date through December 31, 1997, also contributed to the increased regulated operating revenues.

       The $13.1 million (100.0%) increase in operating revenues from Nonregulated Energy Products and Services from $13.2 million for 1996 to $26.3 million for 1997 was primarily the result of a 5.5 million cubic feet (307.5%) increase in sales of natural gas by Energy Services during the period.

       Operating Expenses. Operating expenses, including depreciation and income taxes, increased $40.3 million (24.2%) from $166.2 million for 1996 to $206.5 million for 1997. As a percentage of operating revenues, total operating expenses increased from 90.1% during 1996 to 90.6% during 1997, largely as a result of an increase in the cost of gas and other energy.

       The cost of gas and other energy increased $36.1 million (36.7%) from $98.5 million for 1996 to $134.6 million for 1997, primarily because of higher levels in PG Energy's gas cost rate (see "-Rate Matters"), and the aforementioned increase in sales by Energy Services. Also contributing to the increase was $2.0 million of gas costs related to Honesdale from its February 14, 1997, acquisition date through December 31, 1997.

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $2.6 million (4.1%) from $61.9 million for 1996 to $64.5 million for 1997. This increase was partially attributable to a $1.6 million (20.8%) increase in depreciation expense, primarily as a result of additions to utility plant. Also contributing to the higher operating expenses was a $584,000 (5.2%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales by PG Energy and the sales by Honesdale from its acquisition date. Operation and maintenance expense increased $335,000 (0.8%) largely as a result of $678,000 of expenses relative to Honesdale since its acquisition date, as well as increased payroll and other costs attributable to the expansion of the Company's nonregulated activities.


       Income taxes increased $1.6 million (27.1%) from $5.8 million in 1996 to $7.4 million in 1997 due to an increase in income before income taxes (for this purpose, operating income net of interest charges).

       Operating Income. As a result of the above, operating income increased by $3.3 million (18.1%) from $18.3 million for 1996 to $21.6 million for 1997. However, as a percentage of total operating revenues, operating income decreased for such periods from 9.9% in 1996 to 9.4% in 1997, largely as a result of the proportionately higher ratio of cost of gas and other energy to operating revenues.

       Operating income from Regulated Energy Products and Services increased $5.2 million (31.4%), primarily as a result of aforementioned increase in sales to PG Energy's residential and commercial heating customers. Operating income from Nonregulated Energy Products and Services decreased $1.3 million principally as a result of the increased expenses relative to the expansion of Energy Services' activities.

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

       By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its tariff rates:

                                        Change in                Calculated
         Effective                    Rate Per MCF           Increase (Decrease)
                                 -------------------------
           Date                    From           To          In Annual Revenue
----------------------------     ----------    -----------  --------------------

December 1, 1998                   $4.25         $4.53           $   7,100,000
September 1, 1998                   4.18          4.25               1,900,000
June 1, 1998                        3.95          4.18               5,800,000
March 1, 1998                       4.05          3.95              (2,100,000)
December 1, 1997                    4.49          4.05             (12,100,000)
March 1, 1997                       4.18          4.49               8,300,000
December 1, 1996                    3.01          4.18              32,400,000
September 1, 1996                   2.88          3.01               3,600,000
June 1, 1996                        2.75          2.88               3,400,000

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PG Energy has made arrangements for a total of $64.0 million of unsecured revolving bank credit, which is deemed adequate for its immediate needs. Specifically, PG Energy currently has seven bank lines of credit which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999 and 2000 and which PG Energy intends to renew or replace as they expire. As of February 24, 1999, PG Energy had $31.0 million of borrowings outstanding under these bank lines of credit.

       In order to finance the conversion of its cogeneration facility, the construction of a methane recovery facility and initial phases of the development of an industrial site adjacent to its cogeneration facility, Power Corp has borrowed $10.0 million pursuant to two bank lines of credit as of February 24, 1999. These bank lines of credit provide for borrowings at interest rates less than prime and which mature during 1999 and 2000. Power Corp intends to renew or replace these lines of credit as they expire.

       The Company believes that its Regulated Subsidiaries and Power Corp will be able to raise in a timely manner such funds as are required for their future construction expenditures, refinancings and other working capital requirements. Likewise, the Company believes that its other nonregulated subsidiaries will be able to raise such funds as are required for their needs.

Long-Term Debt and Capital Stock Financings

       Both the Company and its subsidiaries, most notably PG Energy, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. Set forth below is a summary of such financings consummated since the beginning of 1997, exclusive of interim bank borrowings.

       On September 12, 1997, PG Energy borrowed $25.0 million pursuant to a five-year term loan agreement dated August 14, 1997 (the "Term Loan Agreement"), which matures on August 14, 2002. Borrowings under the Term Loan Agreement bear interest at LIBOR ("London Interbank Offered Rates") plus one-quarter of one percent (5.440% as of February 24, 1999). Under the terms of the Term Loan Agreement, PG Energy can choose interest rate periods of one, two, three or six months. PG Energy utilized the proceeds from such loan to repay $25.0 million of its bank borrowings.

       On September 30, 1997, PG Energy issued $25.0 million of its 6.92% Senior Notes due September 30, 2004 (the "6.92% Senior Notes"). The proceeds from the issuance of the 6.92% Senior Notes were used by PG Energy to repay $25.0 million of its bank borrowings.

       The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan, its Customer Stock Purchase Plan, its 1992 Stock Option Plan and its Employees' Savings Plan. During 1998 the Company realized $15.3 million from the issuance of common stock under these plans.

Capital Expenditures and Related Financings

       Capital expenditures totaled $44.8 million during 1998, including $28.2 million of expenditures for the construction of utility plant, $8.7 million for the conversion of Power Corp's cogeneration facility and the construction of the related methane recovery facility, and $4.8 million for the development of an industrial site adjacent to Power Corp's cogeneration facility. During 1997 and 1996, respectively, capital expenditures totaled $34.3 million and $32.0 million. Such expenditures were financed with internally-generated funds and bank borrowings.

       The Company estimates that its capital expenditures will total $22.5 million during 1999, consisting of $18.4 million relative to utility plant and $4.1 million with respect to the Company's nonregulated activities. Capital expenditures are currently expected to range from $20-25 million in each of the years 2000 and 2001, of which approximately $18.0 million per year will involve utility plant and the balance will relate to the Company's nonregulated activities. It is anticipated that such capital expenditures will be financed with internally generated funds and bank borrowings, and by the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt

       As of December 31, 1998, $81.3 million of long-term debt was required to be repaid within twelve months. The $81.3 million of long-term debt includes $20.0 million outstanding under the Company's Term Loan Agreement which is due on May 31, 1999, $51.3 million outstanding under PG Energy's bank lines of credit which is due at various times during 1999, and $10.0 million of PG Energy's 9.23% series first mortgage bonds which are due September 1, 1999.

       PG Energy and the Company are each intending to finance their respective current maturities of long-term debt with internally generated funds and bank borrowings pending the periodic issuance of long-term debt and capital stock.

Year 2000 Readiness Disclosure

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

       It is estimated that the total cost of the Company's plan to address year 2000 issues will be approximately $2.0-2.5 million. This amount, which had been largely expended as of December 31, 1998, includes costs for the purchase of hardware and software, external contractors and internal resources. The internal resources, which are estimated to account for approximately $1.0 million of the total cost, involved the redeployment of existing personnel and did not represent an incremental cost. In view of the estimated cost and the substantial progress that has been made to date, management does not anticipate the expenditures necessary to carry out the plan to address year 2000 issues will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company replaced its financial and human resource systems with purchased software. The installation of these new systems, along with modifications currently being made to the Company's customer information system and upgrading of its operating system software, will resolve the primary year 2000 issues. The modifications and testing of the customer information system and the upgrading of the Company's operating system software are now anticipated to be completed by March 31, 1999.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company is in the process of surveying approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the progress being made by its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly make any changes in its contingency planning as the occasion warrants.

       The Company is subject to potential disruptions in its operations as a result of year 2000 related failures of its critical suppliers and vendors. Although there is presently no basis for suggesting such situation would occur, management believes the worst case scenario in such regard might involve the temporary disruption in the gas service of certain of its customers. To provide for this and other possible contingencies related to year 2000 issues, the Company is currently evaluating its existing emergency and disaster recovery plans. These plans will be modified, as deemed appropriate, based, among other considerations, on the Company's assessment of the year 2000 compliance of its critical suppliers and vendors. These plans, as so modified, will attempt to mitigate, to the extent reasonably possible, the effect of any year 2000 related failures by a third party. However, the Company is dependent on its suppliers of natural gas, interstate gas pipelines and utility and telecommunication companies, over which it has no control, to serve its customers. Any disruption in service by one of these key suppliers could, depending upon its nature and extent, have a material adverse effect on the Company's operations.

Market Risk Disclosures

       The Company's primary market risk exposures relate to market prices for natural gas and changes in long-term interest rates.

       While neither the Company nor any of its subsidiaries utilize derivative commodity instruments for trading purposes, PG Energy, Honesdale, Energy Services and Power Corp each purchase natural gas for periods of more or less than one year which, depending upon the terms of such contracts, may or may not provide for an adjustment each month in the cost of gas purchased pursuant thereto, based on the then current market prices for natural gas. Pursuant to regulations of the PPUC, both PG Energy and Honesdale are permitted to recover prudently incurred gas costs from their customers. Accordingly, the commodity price risks associated with those companies is limited. Energy Services generally structures its sales commitments to customers in a manner that permits it to adjust the prices charged to the customers for any change in the cost of the gas which it purchases for those customers. In addition to the methane produced at a nearby landfill, Power Corp has commitments for the purchase of natural gas that are subject to market price risk but those commitments are not material relative to the Company's financial position or results of operations.

       The Company utilizes long-term debt as a primary source of its capital and, therefore, is exposed to changes in interest rates. At December 31, 1998, the Company had fixed-rate long-term debt aggregating $83.0 million. In addition, the Company had $96.3 million of variable rate long-term debt, including long-term borrowings under its bank lines of credit, for which the interest rates are generally set, at the Company's option, for periods of one, two or three months. If market interest rates were to average 50 basis points (0.50%) more in 1999 than in 1998, it is estimated that the Company's interest expense would increase by approximately $350,000. This amount has been calculated by considering the impact of the hypothetical interest rates on the Company's variable-rate debt and also the fixed-rate debt that matures in 1999. In the event of a significant change in interest rates, which would primarily affect PG Energy, the Company would take such action, including the filing of rate increase requests with the PPUC as it considers necessary, to mitigate the impact of the change. The Company has not historically employed derivative financial instruments, except for the use, in one instance, of an interest rate cap.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the nature of Pennsylvania legislation restructuring the natural gas industry; the impact of year 2000 disruption; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; growth in opportunities for the Company's nonregulated activities; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The consolidated financial statements of the Company and its subsidiaries and the reports of independent accountants thereon are presented on pages 33 through 61 of this Form 10-K. All basic and diluted per share data included in this Item 8 for the year 1996 has been restated to reflect the two-for-one split of the Company's Common Stock effective March 20, 1997, as more fully discussed in Note 4 of the Notes to Consolidated Financial Statements contained herein.

                                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Pennsylvania Enterprises, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14 (a)(1) and (2) on page 64 present fairly, in all material respects, the financial position of Pennsylvania Enterprises, Inc., and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. The consolidated financial statements of Pennsylvania Enterprises, Inc. and its subsidiaries for the year ended December 31, 1996 were audited by other independent accountants whose report dated February 19, 1997, expressed an unqualified opinion on those statements.


PricewaterhouseCoopers LLP


Philadelphia, Pennsylvania
February 17, 1999

                                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pennsylvania Enterprises, Inc.:

We have audited the consolidated statements of income and cash flows of Pennsylvania Enterprises, Inc. (a Pennsylvania corporation) and subsidiaries (the "Company") for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pennsylvania Enterprises, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Supplemental Schedule II, Valuation and Qualifying Accounts for the year ended December 31, 1996 (see index of financial statements) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                        ARTHUR ANDERSEN LLP


New York, N.Y.
February 19, 1997

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Year Ended December 31,
                                                               -------------------------------------------
                                                               -------------------------------------------
                                                                  1998           1997*          1996*
                                                              -------------- -------------- --------------
                                                              --------------------------------------------
                                                                         (Thousands of Dollars)
OPERATING REVENUES:
     Energy Products and Services -
        Regulated ..........................................   $    158,724    $    190,533    $    160,594
        Nonregulated .......................................         36,393          26,303          13,153
     Pipeline construction and services ....................         12,215          11,210          10,733
                                                               ------------    ------------    ------------
           Total operating revenues ........................        207,332         228,046         184,480
                                                               ------------    ------------    ------------

OPERATING EXPENSES:
    Cost of gas and other energy ...........................        117,689         134,622          98,475
    Operation and maintenance ..............................         45,623          43,265          42,930
    Depreciation ...........................................         10,446           9,464           7,833
    Income taxes ...........................................          3,947           7,374           5,800
    Taxes other than income taxes ..........................         11,428          11,766          11,182
                                                               ------------    ------------    ------------
       Total operating expenses ............................        189,133         206,491         166,220
                                                               ------------    ------------    ------------

OPERATING INCOME ...........................................         18,199          21,555          18,260

OTHER INCOME, NET ..........................................          1,661           1,221           1,726
                                                               ------------    ------------    ------------

INCOME BEFORE INTEREST CHARGES .............................         19,860          22,776          19,986
                                                               ------------    ------------    ------------

INTEREST CHARGES:
    Interest on long-term debt .............................         10,681           9,055           9,609
    Other interest .........................................            572             810             760
    Allowance for borrowed funds used during construction ..            (94)           (231)           (177)
                                                               ------------    ------------    ------------
           Total interest charges ..........................         11,159           9,634          10,192
                                                               ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS ..........................          8,701          13,142           9,794
LOSS WITH RESPECT TO DISCONTINUED OPERATIONS (Note 2) ......           --              --              (363)
                                                               ------------    ------------    ------------
INCOME BEFORE SUBSIDIARY'S PREFERRED STOCK DIVIDENDS .......          8,701          13,142           9,431
SUBSIDIARY'S PREFERRED STOCK DIVIDENDS .....................          1,191           1,312           1,730
                                                               ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY LOSS ...........................          7,510          11,830           7,701
EXTRAORDINARY LOSS (NET OF TAX BENEFIT OF $575,000) (Note 6)           --              --            (1,117)
                                                               ------------    ------------    ------------
NET INCOME .................................................   $      7,510    $     11,830    $      6,584
                                                               ============    ============    ============

COMMON STOCK:  (Notes 1 and 4)
     Basic and diluted earnings per share of common stock:
         Continuing operations .............................   $       0.75    $       1.22    $       0.79
         Discontinued operations ...........................           --              --             (0.04)
         Discount (premium) on repurchase/redemption
            of subsidiary's preferred stock ................          (0.10)           0.08           (0.13)
         Extraordinary loss ................................           --              --             (0.11)
                                                               ------------    ------------    ------------
         Earnings per share of common stock ................   $       0.65    $       1.30    $       0.51
                                                               ============    ============    ============

    WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
         Basic .............................................      9,996,586       9,661,056      10,222,002
                                                               ============    ============    ============
         Diluted ...........................................     10,076,273       9,735,809      10,242,686
                                                               ============    ============    ============

The accompanying notes are an integral part of the consolidated financial statements.

* Reclassified to conform with 1998 consolidated financial statement presentation.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                     ------------------------
                                                        1998          1997
                                                     ----------   -----------
                                                      (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost .............................   $ 376,685    $ 351,106
    Accumulated depreciation .....................     (95,735)     (88,129)
                                                       -------      -------
                                                       280,950      262,977
                                                       -------      -------

OTHER PROPERTY AND INVESTMENTS:
    Nonutility property and equipment ............      31,816       16,335
    Accumulated depreciation .....................      (5,460)      (4,875)
    Other ........................................       2,296        2,171
                                                        ------       ------
                                                        28,652       13,631
                                                        ------       ------

CURRENT ASSETS:
    Cash and cash equivalents ....................         807        2,202
    Restricted cash - common stock subscribed ....         452         --
    Accounts receivable -
       Customers .................................      26,259       28,681
       Others ....................................         811          850
       Reserve for uncollectible accounts ........      (1,465)      (1,340)
    Unbilled revenues ............................      12,247       12,108
    Materials and supplies, at average cost ......       3,053        3,110
    Gas held by suppliers, at average cost .......      22,676       21,933
    Deferred cost of gas and supplier refunds, net       6,058        6,316
    Prepaid income taxes .........................       2,090         --
    Prepaid expenses and other ...................       2,713        1,686
                                                        ------       ------
                                                        75,701       75,546
                                                        ------       ------

DEFERRED CHARGES:
    Regulatory assets -
       Deferred taxes collectible ................      31,097       30,592
       Other .....................................       8,598        4,415
    Unamortized debt expense .....................       1,014        1,361
    Other ........................................         190          308
                                                        ------       ------
                                                        40,899       36,676
                                                        ------       ------

TOTAL ASSETS .....................................   $ 426,202    $ 388,830
                                                     =========    =========
The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,
                                                        ---------------------
                                                           1998       1997
                                                        ---------   ---------
                                                        (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES

CAPITALIZATION (see accompanying statements):
    Common shareholders' investment ..................   $132,326   $122,105
    Preferred stock of PG Energy -
      Not subject to mandatory redemption, net .......      4,831     15,864
      Subject to mandatory redemption ................        240        640
    Long-term debt ...................................     98,000    127,000
                                                          -------    -------
                                                          235,397    265,609
                                                          -------    -------
CURRENT LIABILITIES:
    Current portion of long-term debt ................     81,348     24,776
    Preferred stock subject to repurchase or mandatory
      redemption .....................................       --           80
    Notes payable ....................................      6,200      2,170
    Accounts payable .................................     22,370     18,448
    Accrued general business and realty taxes ........      1,764      2,953
    Accrued income taxes .............................       --        4,618
    Accrued interest .................................      1,811      1,783
    Accrued natural gas transition costs .............       --        1,087
    Other ............................................      1,924      1,722
                                                          -------     ------
                                                          115,417     57,637
                                                          -------     ------
DEFERRED CREDITS:
    Deferred income taxes ............................     60,923     52,511
    Unamortized investment tax credits ...............      4,424      4,596
    Operating reserves ...............................      2,836      2,825
    Other ............................................      7,205      5,652
                                                           ------     ------
                                                           75,388     65,584
                                                           ======     ======




COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)




TOTAL CAPITALIZATION AND LIABILITIES .................   $426,202   $388,830
                                                         ========   ========
The accompanying notes are an integral part of the consolidated financial statements.

            PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                      1998        1997        1996
                                                                  ----------  ----------   -----------
                                                                          (Thousands of Dollars)
CASH FLOW FROM OPERATING ACTIVITIES:
     Income from continuing operations, net of
        subsidiary's preferred stock dividends .................   $   7,510    $  11,830    $   8,064
     Gain on sales of nonutility property ......................      (2,784)        (701)        --
     Effects of noncash charges to income -
        Depreciation ...........................................      10,536        9,519        7,896
        Deferred income taxes, net .............................       3,252        2,210        2,104
        Provisions for self insurance ..........................       1,184          898        1,042
        Extraordinary loss, net of tax benefit .................        --           --         (1,117)
        Other, net .............................................         496        2,039        2,335
    Changes in working capital, exclusive of cash
       and current portion of long-term debt -
         Receivables and accrued utility revenues ..............       2,447       (4,847)      (3,350)
         Gas held by suppliers .................................        (743)      (1,668)      (5,125)
         Accounts payable ......................................       2,476       (2,532)       2,057
         Deferred cost of gas and supplier refunds, net ........        (829)      14,397      (18,493)
         Other current assets and liabilities, net .............      (8,637)       1,997        2,235
    Other operating items, net .................................       1,037         (986)      (5,458)
                                                                   ---------    ---------    ---------
           Net cash provided by (used for) continuing operations      15,945       32,156       (7,810)
    Net cash used for discontinued operations ..................        --        (13,655)     (45,173)
                                                                   ---------    ---------    ---------
            Net cash provided by (used for) operating activities      15,945       18,501      (52,983)
                                                                   ---------    ---------    ---------

CASH FLOW FROM INVESTING ACTIVITIES:
     Additions to utility plant ................................     (29,003)     (30,971)     (29,312)
     Additions to nonutility property ..........................     (16,041)      (3,560)      (1,991)
     Proceeds from the sale of discontinued operations .........        --           --        261,752
     Proceeds from the sales of nonutility property ............       3,460          746         --
     Acquisition of regulated business .........................        --         (2,019)        --
     Other, net ................................................           3         (101)         188
                                                                   ---------    ---------    ---------
           Net cash provided by (used for) investing activities      (41,581)    (35,905)      230,637
                                                                   ---------    ---------    ---------

CASH FLOW FROM FINANCING ACTIVITIES:
     Issuance of common stock ..................................      15,301        2,491        1,291
     Common stock subscribed ...................................         452         --           --
     Repurchase of common stock ................................        --           --        (40,452)
     Repurchase/redemption of preferred stock of PG Energy .....     (12,124)      (3,121)     (15,670)
     Dividends on common stock .................................     (12,020)     (11,501)     (11,174)
     Issuance of long-term debt ................................        --         26,000         --
     Repayment of long-term debt ...............................        --           --        (81,906)
     Net increase (decrease) in bank borrowings ................      33,048        4,053      (27,903)
     Other, net ................................................        (416)         558       (1,343)
                                                                   ---------    ---------    ---------
           Net cash provided by (used for) financing activities       24,241       18,480     (177,157)
                                                                   ---------    ---------    ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...........      (1,395)       1,076          497
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................       2,202        1,126          629
                                                                   ---------    ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR .......................   $     807    $   2,202    $   1,126
                                                                   =========    =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for:
          Interest (net of amount capitalized) .................   $  10,588    $   8,337    $  10,423
                                                                   =========    =========    =========
          Income taxes .........................................   $   2,713    $  15,728    $  46,605
                                                                   =========    =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION

                                                                        December 31,
                                                               -----------------------------
                                                                  1998               1997
                                                               ------------        ---------
                                                                   (Thousands of Dollars)
COMMON SHAREHOLDERS' INVESTMENT:
    Common stock, no par value
       (stated value $5 per share)
       Authorized - 30,000,000 shares
       Outstanding - 10,407,933 shares and
          9,744,272 shares, respectively ....................   $  52,040         $  48,721
    Additional paid-in capital ..............................      35,523            23,089
    Retained earnings .......................................      44,763            50,295
                                                                  -------          --------
       Total common shareholders' investment ................     132,326  56.2%    122,105      46.0%
                                                                  -------          --------
PREFERRED  STOCK of PG  Energy,  par value $100 per
    share  Authorized  - 997,500 shares:
       Not subject to mandatory redemption, net -
          4.10% cumulative preferred,
             48,310 and 49,110 shares outstanding,
             respectively ...................................       4,831             4,911
          9% cumulative preferred, 115,641 shares outstanding
             at December 31, 1997, net of issuance costs ....        --              10,953
                                                                   ------            ------
       Total preferred stock not subject to
           mandatory redemption, net ........................       4,831  2.1%      15,864      6.0%
                                                                   ------            ------
       Subject to mandatory redemption -
          5.75% cumulative preferred, 2,396 and
             7,200 shares outstanding, respectively .........         240               720
          Less current redemption requirements ..............        --                 (80)
                                                                 --------            ------
       Total preferred stock subject to mandatory redemption          240  0.1%         640      0.2%
                                                                  -------            ------
LONG-TERM DEBT:
    First mortgage bonds ....................................      55,000            55,000
    Notes ...................................................     124,348            96,776
    Less current maturities and sinking fund requirements ...     (81,348)          (24,776)
       Total long-term debt .................................      98,000  41.6%    127,000     47.8%
                                                                --------- ------   --------    ------
TOTAL CAPITALIZATION ........................................   $ 235,397 100.0%   $265,609    100.0%
                                                                ========= ======   ========    ======



The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF COMMON SHAREHOLDERS' INVESTMENT

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                Common      Additional
                                  Common         Stock       Paid-in     Retained
                                   Stock       Subscribed    Capital     Earnings      Total
                                  ---------    ---------   ---------    ---------    ----------
                                                 (Thousands of Dollars)

Balance at December 31, 1995 ..   $  57,843    $    --     $  49,749    $  55,147    $ 162,739

Net income for 1996 ...........        --           --          --          6,584        6,584
Issuance of common stock ......         328         --           963         --          1,291
Repurchase of common stock ....     (10,131)        --       (30,321)        --        (40,452)
Premium on repurchase of
   preferred stock of PG Energy        --           --          --         (1,337)      (1,337)
Cash dividends on common stock
   ($1.10 per share) ..........        --           --          --        (11,174)     (11,174)
                                     ------       -----      -------       ------      -------
Balance at December 31, 1996 ..      48,040         --        20,391       49,220      117,651

Net income for 1997 ...........        --           --          --         11,830       11,830
Issuance of common stock ......         681         --         2,698         --          3,379
Discount on repurchase of
   preferred stock of PG Energy        --           --          --            746          746
Cash dividends on common stock
   ($1.19 per share) ..........        --           --          --        (11,501)     (11,501)
                                    -------       ------      ------       ------      -------
Balance at December 31, 1997 ..      48,721         --        23,089       50,295      122,105

Net income for 1998 ...........       7,510        7,510
Issuance of common stock ......       3,319          452      11,982         --         15,753
Premium on repurchase of
   preferred stock of PG Energy        --           --          --         (1,022)      (1,022)
Cash dividends on common stock
   ($1.20 per share) ..........        --           --          --        (12,020)     (12,020)
                                   -------  -   --------    --------     --------    ---------
Balance at December 31, 1998 ..   $  52,040     $    452    $ 35,071     $ 44,763    $ 132,326
                                  =========     ========    ========     ========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of the Business. Pennsylvania Enterprises, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in both regulated and nonregulated activities. The Company's regulated activities are conducted by its principal subsidiary, PG Energy Inc. ("PG Energy"), a regulated public utility, and PG Energy's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), also a regulated public utility which was acquired on February 14, 1997. Together PG Energy and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport. In 1998, PG Energy and Honesdale collectively accounted for approximately 77% of the Company's operating revenues.

       The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), PEI Power Corporation ("Power Corp") which was formed in October, 1997, Theta Land Corporation ("Theta"), and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities. These activities include the sale of natural gas, propane, electricity and other energy-related products and services; the construction, maintenance and rehabilitation of utility facilities, primarily natural gas distribution pipelines; and the sale of property for residential, commercial and other development. In the fourth quarter of 1997, Energy Services began marketing electricity and other products and services, under the name PG Energy PowerPlus, principally in northeastern and central Pennsylvania. Power Corp, an exempt wholesale electricity generator, began generating and selling electricity in July, 1998, upon completion of modifications to its cogeneration facility that enable it to burn both natural and methane gas.

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

       Use of Accounting Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates involve judgments with respect to, among other things, various future economic factors and regulatory matters (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restructuring of Natural Gas Industry" in
Item 7 of this Form 10-K) which are difficult to predict and are beyond the control of the Company. Therefore, actual amounts could differ from these estimates.

       Utility Plant and Depreciation. Utility plant is stated at cost, which represents the original cost of construction, including payroll, administrative and general costs, and an allowance for funds used during construction.

       The allowance for funds used during construction ("AFUDC") is defined as the net cost during the period of construction of borrowed funds used and a reasonable rate upon other funds when so used. Such allowance is charged to utility plant and reported as a reduction of interest expense (with respect to the cost of borrowed funds) in the accompanying consolidated statements of income. AFUDC varies according to changes in the level of construction work in progress and in the sources and costs of capital. The weighted average rate for such allowance was approximately 8% in both 1998 and 1997 and 9% in 1996.

       The Company provides for depreciation on a straight-line basis. Exclusive of transportation and work equipment, the Regulated Subsidiaries' annual provision for depreciation, as related to the average depreciable original cost of utility plant, was 2.65% in 1998, 2.81% in 1997 and 2.60% in 1996.

       When depreciable utility property is retired, the original cost of such property is removed from the utility plant accounts and is charged, together with the cost of removal less salvage, to accumulated depreciation. No gain or loss is recognized in connection with retirements of depreciable utility property, other than in the case of significant involuntary conversions or extraordinary retirements.

       Nonutility Property and Equipment and Depreciation. Nonutility property and equipment is recorded at cost, including applicable construction period interest. When nonutility property and equipment is sold or retired, the asset and applicable accumulated depreciation are eliminated from the accounts and a gain or loss is reflected in other income, net.

       The units-of-production method is used to depreciate both Power Corp's cogeneration facility and its methane recovery facility. The straight-line method is used for all other nonutility property and equipment.

       Revenues and Cost of Gas. The Regulated Subsidiaries bill customers monthly based on estimated or actual meter readings on cycles that extend throughout the month. The estimated unbilled amounts from the most recent meter reading dates through the end of the period being reported on are recorded as accrued revenues. Energy Services bills its customers on a monthly basis at its contractual rates.

       The Regulated Subsidiaries generally pass on to their customers increases or decreases in gas costs from those reflected in its tariff charges. In accordance with this procedure, the Regulated Subsidiaries defer any current under or over-recoveries of gas costs and collect or refund such amounts in subsequent periods. The Regulated Subsidiaries had underrecoveries of gas costs totaling $15.3 million, $17.0 million and $29.6 million as of December 31, 1998, 1997 and 1996, respectively. Energy Services records its gas costs as incurred.

       Deferred Charges (Regulatory Assets). The Regulated Subsidiaries generally account for and report costs in accordance with the economic effect of rate actions by the PPUC. To this extent, certain costs are recorded as deferred charges pending their recovery in rates. These amounts relate to previously-issued orders of the PPUC and are of a nature which, in the opinion of the Company, will be recoverable in future rates, based on such rate orders. In addition to deferred taxes collectible, which represent the probable future rate recovery of the previously unrecorded deferred taxes primarily relating to certain temporary differences in the basis of utility plant not previously recorded because of the regulatory rate practices of the PPUC, the following deferred charges are included as "Other" regulatory assets as of December 31, 1998 and 1997:

                                                    1998               1997
                                                ------------       -----------
                                                      (Thousands of Dollars)

Other postretirement benefits                   $       2,887       $     174
Computer software costs                                 2,007           1,945
Early retirement plan charges                           1,961             618
Rate case expense                                         554             356
Low income usage reduction program                        470             432
Extraordinary charges due to flooding                     262             348
Other                                                     457             542
                                                -------------       ---------
    Total                                       $       8,598       $   4,415
                                                =============       =========
       The Company also records, as deferred charges, the direct financing costs incurred in connection with the issuance of long-term debt and equitably amortizes such amounts over the life of the securities.

       Cash  and  Cash  Equivalents.   For  the  purposes  of  the  consolidated
statements of cash flows, the Company considers all highly liquid debt instruments purchased, which generally have a maturity of three months or less, to be cash equivalents. Such instruments are carried at cost, which approximates market value.

       Income Taxes. The Company provides for deferred taxes in accordance with the provisions of FASB Statement 109. The components of the Company's net deferred income tax liability relative to continuing operations as of December 31, 1998 and 1997, are shown below:

                                                 1998                 1997
                                             ---------------     ---------------
                                                   (Thousands of Dollars)

Utility plant basis differences              $      58,922       $      55,497
Pension benefits                                       766                 341
Deferred charges                                       629                 602
Postretirement benefits                             (1,230)              (700)
Operating reserves                                    (969)            (1,181)
FERC Order 636 transition costs                          -               (394)
Other                                                2,805             (1,654)
                                             -------------       ------------
    Net deferred income tax liability        $      60,923       $     52,511
                                             =============       ============

       The provision for income taxes relative to continuing operations consists of the following components:

                                                 1998       1997        1996
                                               --------  ----------  ----------
                                                    (Thousands of Dollars)

Included in operating expenses:
   Currently payable -
      Federal ..............................   $   359    $ 3,894    $ 2,513
      State ................................       139      1,359      1,519
                                               -------    -------    -------
        Total currently payable ............       498      5,253      4,032
                                               -------    -------    -------
   Deferred, net -
      Federal ..............................     3,011      2,186      2,059
      State ................................       610        107       (119)
                                               -------    -------     ------
        Total deferred, net ................     3,621      2,293      1,940
                                               -------    -------     ------
   Amortization of investment tax credits ..      (172)      (172)      (172)
                                               -------    -------     ------
        Total included in operating expenses     3,947      7,374      5,800
                                               -------    -------     ------
Included in other income, net:
   Currently payable -
      Federal ..............................       634         34        806
      State ................................       227         12        (19)
                                               -------     ------     ------
        Total currently payable ............       861         46        787
                                               -------     ------     ------
   Deferred, net -
      Federal ..............................      (280)        (6)      --
      State ................................       (89)      --         --
                                               -------     ------     ------
        Total deferred, net ................      (369)        (6)      --
                                               -------     ------     ------
        Total included in other income, net        492         40        787
                                               -------     ------     ------
        Total provision for income taxes ...   $ 4,439    $ 7,414    $ 6,587
                                               =======    =======     ======
       The total provision for income taxes relative to continuing operations shown in the accompanying consolidated statements of income differs from the amount which would be computed by applying the statutory federal income tax rate to income before income taxes. The following table summarizes the major reasons for this difference:

                                                     1998        1997       1996
                                                       (Thousands of Dollars)

Income before income taxes .....................   $ 13,140    $ 20,556    $ 16,381
                                                   ========    ========    ========
Tax expense at statutory federal income tax rate   $  4,599    $  7,195    $  5,733
Increases (reductions) in taxes resulting from -
   State income taxes, net of federal income
     tax benefit ...............................        577         961         898
   Amortization of investment tax credits ......       (172)       (172)       (172)
   Other, net ..................................       (565)       (570)        128
                                                  ---------    --------    --------
Total provision for income taxes ...............   $  4,439    $  7,414    $  6,587
                                                  =========    ========    ========

       Earnings Per Share. The Company adopted the provisions of FASB Statement 128, "Earnings per Share" in December, 1997. The following tables present a reconciliation of the calculations of basic and diluted earnings per share ("EPS") from continuing operations for the each of the three years ended December 31, 1998, 1997 and 1996, respectively, follows:

                                                    Income        Shares       Earnings
                             1998                 (Numerator)  (Denominator)   Per Share
------------------------------------------------- ----------   ------------- ----------------
                                                        (In Thousands)

Income from continuing operations
   before subsidiary's preferred stock dividends  $    8,701
Less subsidiary's preferred stock dividends            1,191
Basic EPS on income from continuing operations    ----------
   available to common shareholders                    7,510          9,997     $        .75
Effect of dilutive stock options                           -             79               -
                                                  ----------     ----------     ------------
Diluted EPS on income from continuing operations
   available to common shareholders after assumed
   issuance of stock options                      $    7,510         10,076     $        .75
                                                  ==========     ==========     ============
                                                   Income        Shares        Earnings
                             1997                (Numerator)  (Denominator)    Per Share
------------------------------------------------- ---------   -------------- --------------
                                                         (In Thousands)

Income from continuing operations
   before subsidiary's preferred stock dividends $   13,142
Less subsidiary's preferred stock dividends           1,312
Basic EPS on income from continuing operations    ---------
   available to common shareholders                  11,830           9,661     $     1.22
Effect of dilutive stock options                          -              75             -
Diluted EPS on income from continuing operations  ----------     ----------     ----------
   available to common shareholders after assumed
   issuance of stock options                     $   11,830           9,736     $     1.22
                                                  =========      ==========     ==========
                                                      Income        Shares     Earnings
                             1996                  (Numerator)   (Denominator) Per Share
-------------------------------------------------  ------------- ------------ -----------
                                                         (In Thousands)

Income from continuing operations
   Before subsidiary's preferred stock dividends and
extraordinary loss                                 $     9,794
Less subsidiary's preferred stock dividends              1,730
                                                   -----------
Basic EPS on income from continuing operations
   available to common shareholders                      8,064         10,222  $      .79
Effect of dilutive stock options                             -             21          -
                                                    ----------      ---------  ----------
Diluted EPS on income from continuing operations
   available to common shareholders after assumed
   issuance of stock options                       $     8,064         10,243  $      .79
                                                   ===========      =========  ==========


       Reporting Comprehensive Income. Effective January 1, 1998, the Company adopted the provisions of FASB Statement 130 "Reporting Comprehensive Income." However, because there were no items comprising other comprehensive income, the adoption of FASB 130 has no effect on the Company's financial statements for the periods ended December 31, 1998.

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

       The accompanying consolidated financial statements reflect PG Energy's water utility operations as "discontinued operations." Interest charges relating to indebtedness of PG Energy were allocated through the date of disposition to the discontinued operations based on the relationship of the gross water utility plant that was sold to the total of PG Energy's gross gas and water utility plant. This is the same method as was utilized by PG Energy and the PPUC in establishing the revenue requirements of both PG Energy's gas and water utility operations. None of the dividends on PG Energy's preferred stock nor any of the Company's interest expense were allocated to the discontinued operations.

(3)      RATE MATTERS

       Rate Increases. By Order adopted December 19, 1996, the PPUC approved an overall 5.3% increase in PG Energy's base gas rates, designed to produce $7.5 million of additional annual revenue, effective January 15, 1997. Under the terms of the Order, the billing for the impact of the rate increase relative to PG Energy's residential heating customers, which totaled $2.4 million through June 30, 1997, was deferred, without carrying charges, until July, 1997.

       By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1996, to the gas costs contained in its tariff rates:

                                        Change in                Calculated
         Effective                    Rate Per MCF           Increase (Decrease)
                                 -------------------------
           Date                    From           To          In Annual Revenue
----------------------------     ----------    -----------    -----------------

December 1, 1998                   $4.25         $4.53           $   7,100,000
September 1, 1998                   4.18          4.25               1,900,000
June 1, 1998                        3.95          4.18               5,800,000
March 1, 1998                       4.05          3.95              (2,100,000)
December 1, 1997                    4.49          4.05             (12,100,000)
March 1, 1997                       4.18          4.49               8,300,000
December 1, 1996                    3.01          4.18              32,400,000
September 1, 1996                   2.88          3.01               3,600,000
June 1, 1996                        2.75          2.88               3,400,000

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(4)      COMMON STOCK

       Common Stock Split. On February 19, 1997, the Board of Directors adopted resolutions to amend the Company's Restated Articles of Incorporation to (i) increase the number of authorized shares of its common stock from 15 million shares to 30 million shares and (ii) reduce the stated value of such shares from $10.00 per share to $5.00 per share upon the filing of a Certificate of Amendment with the Secretary of the State of Pennsylvania on March 20, 1997. Such actions had no effect on the Company's capital accounts. On February 19, 1997, the Board of Directors also declared a two-for-one stock split of the Company's Common Stock effective March 20, 1997. The number of shares of common stock reflected in these consolidated financial statements and the earnings per share of common stock presented for the year 1996 have been restated to give retroactive effect to this stock split.

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

       Customer Stock Purchase Plan - Restricted Cash - Common Stock Subscribed. The Company reinstated its Customer Stock Purchase Plan (the "Customer Plan") effective February 4, 1998. The Customer Plan provides the residential customers of all the Company's subsidiaries with a method of purchasing newly-issued shares of the Company's common stock at a 5% discount from the market price. On January 1, 1999, the Company issued 19,177 shares of its common stock for an aggregate consideration of $446,000 with respect to payments received pursuant to the Customer Plan during the subscription period ended December 31, 1998. Such payments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of December 31, 1998. Under the terms of the Customer Plan, 81,134 shares of the Company's common stock were issued during 1998 for a total consideration of $2.0 million.

       Dividend Reinvestment and Stock Purchase Plan. Through the Company's Dividend Reinvestment and Stock Purchase Plan ("DRP"), holders of shares of the Company's common stock may reinvest cash dividends and/or make cash investments in the common stock of the Company at a 5% discount from the market price. Under the DRP, 544,496 shares ($12.5 million), 68,678 shares ($1.7 million) and 17,664 shares ($340,000) of common stock were issued during 1998, 1997 and 1996, respectively.

       Employees' Savings Plan. Under the Company's Employees' Savings Plan (a section 401(k) plan) which became effective January 1, 1992, the Company issued an additional 30,711 shares ($769,000) in 1998, 30,436 shares ($750,000) in 1997 and 10,198 shares ($195,000) in 1996.

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

       In October, 1995, FASB Statement 123, "Accounting For Stock-Based Compensation," was issued. The Company adopted the disclosure provisions of FASB Statement 123 in 1996, but opted to remain under the expense recognition provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock option and stock award plans. No options were granted under the 1992 Stock Option Plan in 1998 or 1997 and for the year ended December 31, 1996, no compensation expense was recognized for options granted under the Plan. Had compensation expense for stock options granted under the Plan been determined based on fair value at the grant dates consistent with the method required by FASB Statement 123, the Company's net income and earnings per share for the year 1996 would have been reduced to the pro forma amounts shown below:

                                                   1996
                                             -------------------
Net income:
   As reported                                $6.6 million
   Pro forma                                  $5.9 million

Earnings per common share:
   As reported                                $    .51
   Pro forma                                  $    .44

       A summary of the stock option activity during each of the three years in the period ended December 31, 1998, pursuant to the terms of the Plan, all of which were Nonqualified Stock Options, is set forth below:

                                               Number of             Weighted
                                            shares subject      average exercise
                                               to option              Price
                                            --------------       ---------------

Outstanding at December 31, 1995                    79,600       $         15.00
Granted during 1996                                340,000                 20.38
Exercised during 1996                              (37,400)                15.00
                                             -------------
Outstanding at December 31, 1996                   382,200                 19.79
Exercised during 1997                               (3,600)                15.00
                                             -------------
Outstanding at December 31, 1997                   378,600                 19.83
Cancelled during 1998                              (30,000)                20.75
Exercised during 1998                               (7,000)                15.00
                                             -------------
Outstanding at December 31, 1998                   341,600                 19.85
                                             =============
Options exercisable at December 31, 1998           251,600      $          19.53
Options available for future grant at
    December 31, 1998                               30,800


       There were no options granted under the Plan in 1998 or 1997. The weighted average fair value of options granted in 1996 of $3.66 was estimated as of the date of grant using the Black-Scholes stock option pricing model, based on the following weighted average assumptions: quarterly dividend yield of 1.25%, annual expected return of 5.3%, annual standard deviation (volatility) of 20.5%, risk free interest rate of 6.91%, and expected term of 7 years.

       The following table summarizes information regarding the stock options outstanding at December 31, 1998, pursuant to the terms of the Plan:

                     Options Outstanding                              Options Exercisable
---------------------------------------------------------------  --------------------------------
           At                                   Remaining            At
      December 31,           Exercise          contractual       December 31,         Exercise
          1998                 price              life              1998              price
------------------------- ---------------- --------------------   -------------- -----------------

               24,600     $        15.00        4.27 Years              24,600   $       15.00
                7,000              15.00        4.16 Years               7,000           15.00
               50,000              19.50        0.93 Years              50,000           19.50
               50,000              19.50        7.29 Years              50,000           19.50
              150,000              20.75        7.67 Years              60,000           20.75
               60,000              20.75        2.93 Years              60,000           20.75
             --------                                                 --------
              341,600                                                  251,600
             ========                                                 ========

       Stock Incentive Plan. On May 14, 1997, the Company's shareholders approved the Pennsylvania Enterprises, Inc. Stock Incentive Plan (the "Incentive Plan"). Under the terms of the Plan, a total of 460,000 shares of authorized but unissued shares of the Company's common stock have been reserved and made available for distribution to eligible employees, officers, and directors. Awards under the Incentive Plan may take the form of stock options, restricted stock, and other awards where the value of the award is based upon the performance of the Company's stock. During 1998, nonqualified Stock Options for the purchase of 195,000 shares of stock were issued to certain officers and directors. 130,000 options were granted subject to the achievement of specified financial and operational goals for the Company during 1998 and 1999. 60,000 options were granted subject to the achievement of specified financial and operations goals for the Company during 2001 and 2002. 5,000 options were cancelled during 1998. In addition, since certain of these goals were not met in 1998, 65,000 of these options will not vest or become exercisable and have not been included in either the stock option tables above or the diluted earnings per share calculations included in Note 1 of these Notes to Consolidated Financial Statements.

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

(5)      PREFERRED STOCK

       Preferred Stock of PG Energy Subject to Mandatory Redemption. Holders of the 5.75% cumulative preferred stock have a noncumulative right each year to tender to PG Energy and to require it to purchase at a per share price not exceeding $100, up to (a) that number of shares of the 5.75% cumulative preferred stock which can be acquired for an aggregate purchase price of $80,000 less (b) the number of such shares which PG Energy may already have purchased during the year at a per share price of not more than $100. During 1998, 1997 and 1996, PG Energy repurchased 4,804, 992 and 9,408 shares, respectively, of its 5.75% cumulative preferred stock (including 800 shares redeemed in each of the years in accordance with annual sinking fund provisions) for an aggregate consideration of $444,000 in 1998, $99,000 in 1997 and $838,000 in 1996.

       As of December 31, 1998, the sinking fund requirements relative to PG Energy's 5.75% cumulative preferred stock (the only series of preferred stock subject to mandatory redemption that was outstanding as of such date) were $80,000 for each of the years 2000 through 2002. At PG Energy's option, the 5.75% cumulative preferred stock may currently be redeemed at a price of $102.00 per share ($244,392 in the aggregate).

       Preferred Stock of PG Energy Not Subject to Mandatory Redemption. During the year ended December 31, 1996, PG Energy repurchased 134,359 shares of its 9% cumulative preferred stock, $100 par value, for an aggregate consideration of $14.5 million, largely pursuant to a self tender offer conducted during March and April, 1996. On December 1, 1998, PG Energy redeemed the remaining 115,641 outstanding shares of its 9% cumulative preferred stock at a price of $104 per share, which included a voluntary redemption premium of $4.00 per share ($463,000 in the aggregate), plus accrued dividends.

       During the year ended December 31, 1996, PG Energy repurchased 20,330 shares of its 4.10% cumulative preferred stock, $100 par value, for an aggregate consideration of $1.0 million, largely pursuant to a self tender offer conducted during March and April, 1996. During the year ended December 31, 1997, PG Energy repurchased 30,560 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $2.1 million, largely pursuant to a self tender offer conducted during April and May, 1997. During the year ended December 31, 1998, PG Energy repurchased 800 shares of its 4.10% cumulative preferred stock for an aggregate consideration of $53,000, pursuant to unsolicited offers from shareholders. At PG Energy's option, the 4.10% cumulative preferred stock may currently be redeemed at a redemption price of $105.50 per share or for an aggregate redemption price of $5,096,705.

       Dividend Information. The dividends on the preferred stock of PG Energy in each of the three years in the period ended December 31, 1998, were as follows:

    Series                 1998                    1997               1996
---------------        ---------------        ---------------      -------------
                                          (Thousands of Dollars)

     4.10%             $        200           $          228       $        348
     5.75%                       36                       44                 72
     9.00%                      955                    1,040              1,310
                       ------------           --------------       ------------
      Total            $      1,191           $        1,312       $      1,730
                       ============           ==============       ============
       Dividends on all series of PG Energy's preferred stock are cumulative and PG Energy may not declare dividends on its common stock if any dividends on shares of preferred stock then outstanding are in default.

(6)      LONG-TERM DEBT

       Long-term debt consisted of the following components at December 31, 1998 and 1997:

                                                             1998           1997
                                                           ----------   -----------
                                                             (Thousands of Dollars)
Indebtedness of the Company:
   Term loan, due 1999 .................................   $  20,000    $  20,000
   Less current maturities .............................     (20,000)        --
                                                           ---------    ---------
      Total long-term debt of the Company ..............        --         20,000
                                                           ---------    ---------
Indebtedness of PG Energy:
   First mortgage bonds -
      8.375% Series, due 2002 ..........................      30,000       30,000
      9.23 % Series, due 1999 ..........................      10,000       10,000
      9.34 % Series, due 2019 ..........................      15,000       15,000
                                                            --------     --------
                                                              55,000       55,000
                                                            --------     --------
   Notes -
      6.92% Senior Notes, due 2004 .....................      25,000       25,000
      Term loan, due 2002 ..............................      25,000       25,000
      Bank borrowings, at weighted average interest
         rates of 5.99% and 6.11%, respectively (Note 8)      51,348       25,776
                                                            --------      -------
                                                             101,348       75,776
                                                            --------      -------

   Less current maturities and sinking fund requirements     (61,348)     (24,776)
                                                            --------      -------
      Total long-term debt of PG Energy ................      95,000      106,000
                                                            --------      -------
Indebtedness of Power Corp:
   Bank borrowings, at weighted average interest
      rates of 7.12% and 7.50%, respectively (Note 8) ..       3,000        1,000
   Less current maturities .............................        --           --
                                                            --------      --------
      Total long-term debt of Power Corp ...............       3,000        1,000
                                                            --------      --------
      Total consolidated long-term debt ................    $ 98,000      $127,000
                                                            ========      ========

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

       Maturities and Sinking Fund Requirements. As of December 31, 1998, the aggregate annual maturities and sinking fund requirements of long-term debt for each of the next five years ending December 31, were:

Year                             Amount

1999                    $         81,348,000 (a)
2000                    $          3,000,000 (b)
2001                    $                  -
2002                    $         55,000,000 (c)
2003                    $                  -

(a) Represents the $20.0 million of borrowings outstanding as of December 31, 1998, under the Company's Term Loan Agreement due May 31, 1999, PG Energy's 9.23% Series First Mortgage Bonds in the principal amount of $10.0 million due September 1, 1999, and $51.3 million of PG Energy's bank borrowings outstanding as of December 31, 1998.
(b)         Represents  the  $3.0  million  of  Power  Corp's  bank  borrowings outstanding as of December 31, 1998.

(c) Represents the $25.0 million of borrowings outstanding as of December 31, 1998, under PG Energy's Term Loan Agreement due August 14, 2002, and PG Energy's 8.375% Series First Mortgage Bonds in the principal amount of $30.0 million due December 1, 2002.

(7)      DIVIDEND RESTRICTIONS

       There are no dividend restrictions in the Company's Restated Articles of Incorporation. However, the preferred stock provisions of PG Energy's Restated Articles of Incorporation and certain of the agreements under which the Company and PG Energy have issued long-term debt provide for certain dividend restrictions. As of December 31, 1998, $5,416,000 of the consolidated retained earnings of the Company were restricted against the payment of cash dividends on common stock under the most restrictive of these covenants.

(8)      BANK NOTES PAYABLE

       The Company, through certain of its subsidiaries, primarily PG Energy, currently has arrangements for nine revolving bank lines of credit with an aggregate borrowing capacity of $74.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999.

       Because of limitations imposed by the terms of PG Energy's preferred stock, PG Energy is prohibited, without the consent of the holders of a majority of the outstanding shares of its preferred stock, from issuing more than $12.0 million of unsecured debt due on demand or within one year from issuance. PG Energy had no borrowings due on demand or within one year from issuance outstanding as of December 31, 1998.

       Information relating to the Company's bank lines of credit and borrowings under those lines of credit is set forth below:
                                                        As of December 31,
                                                -------------------------------
                                                   1998       1997      1996
                                                       (Thousands of Dollars)
Borrowings under lines of credit
    Short-term ...............................   $ 6,200    $ 2,170    $10,000
    Long-term ................................    54,348     26,776     38,721
                                                 -------    -------    -------
                                                 $60,548    $28,946    $48,721
                                                 =======    =======    =======

Unused lines of credit
    Short-term ...............................   $ 1,800    $ 5,830    $  --
    Long-term ................................    11,652     35,724     16,779
                                                 -------    -------    -------
                                                 $13,452    $41,554    $16,779
                                                 =======    =======    =======

Total lines of credit
    Prime rate ...............................   $  --      $ 1,000    $  --
    Less than prime rate .....................    74,000     69,500     65,500
                                                 -------    -------    -------
                                                 $74,000    $70,500    $65,500
                                                 =======    =======    =======
Short-term bank borrowings
    Maximum amount outstanding ...............   $ 6,300    $10,000    $10,000
    Daily average amount outstanding .........   $ 2,510    $ 3,740    $ 1,392
    Weighted daily average interest rate .....     6.275%     6.343%     6.241%
    Weighted average interest rate at year-end     5.804%     6.536%     6.206%
    Range of interest rates ..................    5.577-     5.800-     5.875-
                                                   8.500%     8.500%     6.438%

(9)      POSTEMPLOYMENT BENEFITS

       The Company has a trusteed, noncontributory, defined benefit pension plan which covers substantially all employees of the Company, except those of Keystone and Honesdale. Pension benefits are based on years of service and average final salary. The Company's funding policy is to contribute an amount necessary to provide for benefits based on service to date, as well as for benefits expected to be earned in the future by current participants.

       In addition to pension benefits, the Company provides certain health care and life insurance benefits ("other postretirement benefits") for retired employees. All of the Company's employees, except those of Keystone and Honesdale, may become eligible for those benefits if they reach retirement age while working for the Company. The Company records the cost of retiree health care and life insurance benefits as a liability over the employees' active service periods instead of on a benefits-paid basis.

       Effective with its January 15, 1997, base rate increase (see Note 3 of these Notes to Consolidated Financial Statements), PG Energy began funding and recovering in rates its accumulated benefit obligations with respect to other postretirement benefits. In addition, the PPUC Order adopted December 19, 1996, specified that any excess or deficiency in other postretirement benefits costs over the amount of such costs included in rates be deferred and included in a future rate filing. As of December 31, 1998, all other postretirement benefits costs relative to 1998 and prior years, including $1.9 million of other postretirement benefits costs incurred during the period January 1, 1993, through January 15, 1997, are being recovered by PG Energy in its base gas rates which the PPUC approved effective October 17, 1998.

       Under the terms of the agreement regarding the sale of PG Energy's water utility operations to Pennsylvania-American, on February 16, 1996, Pennsylvania-American assumed the accumulated pension benefit obligations and the obligation to provide retiree health and life insurance benefits relating to employees of PG Energy who accepted employment with Pennsylvania-American (the "Transferred Employees"), as well as the obligation to provide retiree health care and life insurance benefits to 45% of PG Energy's retired employees as of that date. In this regard, pension plan assets in an amount equal to the actuarial present value of accumulated plan benefits relative to the Transferred Employees, with interest from February 16, 1996, were transferred to the American pension plan in June, 1996. In addition, other postretirement benefits plan assets in an amount proportional to the actuarial present value of accumulated plan benefits relative to the Transferred Employees and 45% of PG Energy's retired employees as of February 16, 1996, were transferred to trusts established by Pennsylvania-American in 1997.

       In January, 1998, as part of its cost reduction efforts, the Company offered an Early Retirement Plan (the "1998 ERP") to its 41 active employees who would be at least 59 years of age or older as of March 31, 1998, and had a minimum of five years of service as of February 28, 1998. A total of 27 employees elected to accept this offer and retire as of March 1, 1998, resulting in the recording, as of March 1, 1998, of an additional pension liability of $1.4 million and an additional other postretirement benefits liability of $563,000. These liabilities, which reflect increased costs associated with the 1998 ERP, were offset by assets representing the future rate recovery of such liabilities which was granted by the PPUC in connection with PG Energy's rate increase that became effective October 17, 1998.

       The assumptions used in determining pension and other postretirement benefit obligations were:

                                           1998             1997           1996

Discount rate                              7.00%           7.00%          7.75%
Expected long-term rate of return
    on plan assets                         9.00%           9.00%          9.00%
Projected increase in future
    compensation levels                    5.00%           5.00%          5.00%

       The following items were the components of net pension and other postretirement benefits costs, relative to continuing operations, including amounts capitalized:

                                                                               Other
                                              Pension Costs              Postretirement Benefits
                                       1998       1997      1996        1998      1997       1996
                                                        (Thousands of Dollars)

Present value of benefits earned
   during the year ...............   $   845    $   622    $   799    $   261    $   282    $   253
Interest cost on projected benefit
   obligations ...................     2,965      2,697      2,731        593        673        506
Expected return on plan assets ...    (3,969)    (3,444)    (3,066)       (43)       (13)      --
Amortization of:
   Transition obligation (asset) .      (215)      (215)      (215)       314        314        314
   Prior service cost ............       268        133        136        450       --         --
   Actuarial (gain) loss .........      --          (40)      --         (162)      --         --
                                     -------    -------    -------    -------    -------    -------
       Net benefit cost ..........   $  (106)   $  (247)   $   385    $ 1,413    $ 1,256    $ 1,073
                                     =======    =======    =======    =======    =======    =======

       The following table sets forth the funded status and change in funded status for the pension and other postretirement benefits plans:

                                                                                         Other
                                                                                     Postretirement
                                                             Pension Costs               Benefits
                                                         -------------------------------------------
                                                           1998        1997        1998        1997
                                                         -------------------------------------------
                                                                    (Thousands of Dollars)
Change in plan assets:
    Fair value of plan assets at beginning of year ..    $45,106      $39,00    $    580    $    169
    Actual return on plan assets ....................      4,123       7,321          (2)        (12)
    Employer contributions ..........................        977       1,080       1,167       1,092
    Participant contributions .......................       --          --            66          30
    Benefits paid ...................................     (2,641)     (2,295)       (663)       (699)
                                                         -------     -------    --------     -------
    Fair value of plan assets at end of year ........     47,565      45,106       1,148         580
                                                         -------     -------    --------     -------
Change in projected benefit obligation:
    Projected benefit obligation at beginning of year     42,384      35,567       9,712       6,944
    Service cost ....................................        845         622         261         283
    Interest cost ...................................      2,965       2,697         593         673
    Participant contributions .......................       --          --            66          30
    Plan amendments .................................      1,111       2,013       2,981        --
    Actuarial (gain) loss ...........................        293       3,780      (3,622)      2,481
    Benefits paid ...................................     (2,641)     (2,295)       (663)       (699)
                                                         -------     -------    --------      ------
    Projected benefit obligation at end of year .....     44,957      42,384       9,328       9,712
                                                         -------     -------    --------      ------
Funded status .......................................      2,608       2,722      (8,180)     (9,132)
Unrecognized net transition obligation (asset) ......     (1,508)     (1,724)      4,394       4,708
Unrecognized prior service cost .....................      4,981       4,138       2,532        --
Unrecognized net actuarial (gain) loss ..............     (4,177)     (4,315)     (2,025)      1,391
                                                         -------     -------    --------      ------
Prepaid (accrued) benefit cost at end of year .......    $ 1,904     $   821    $ (3,279)    $(3,033)
                                                         =======     =======    ========     =======

      It was also assumed that the per capita cost of covered health care benefits would increase at an annual rate of 7 1/2% in 1999 and that this rate would decrease gradually to 5-1/2% for the year 2003 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported for health care plans. To illustrate, assuming that the health care cost trend rate changed by one percentage point each year would have the following impact:

                                                One Percentage Point
                                              Increase           Decrease
                                                 (Thousands of Dollars)
Effect on total service and
   interest cost components                   $      36         $       34
Effect on other postretirement
   benefits obligation                              371                359


(10)     CAPITAL EXPENDITURES

       The Company estimates the cost of its 1999 capital expenditure program will be $22.5 million, consisting of $18.4 million relative to the construction programs of the Regulated Subsidiaries and $4.1 million with respect to the Company's nonregulated activities. It is anticipated that such expenditures will be financed with internally generated funds and bank borrowings and by the periodic issuance of stock and long-term debt.

(11)     COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. Notwithstanding this determination by the EPA, some of the sites may ultimately require remediation. One site that was owned by PG Energy from 1951 to 1967 and at which it operated a manufactured gas plant from 1951 to 1954 was subject to remediation in 1996. The remediation at this site, which was performed by the party from whom PG Energy acquired the site in 1951, required the removal of materials from two former gas holders. PG Energy paid $175,000 to the party performing the remediation in settlement of a claim for PG Energy's share of such remediation costs. Although the conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

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

       The carrying amounts and estimated fair values of financial instruments at December 31, 1998 and 1997, were as follows:

                                                                    1998                         1997
                                                           Carrying     Estimated     Carrying      Estimated
                                                            Amount      Fair Value     Amount      Fair Value
                                                                 (Thousands of Dollars)
Long-term debt (including current portion):
      Company                                            $    20,000  $    20,000  $    20,000   $    20,000
      Regulated Subsidiaries                                 156,348      166,313      130,776       136,914
      Power Corp                                               3,000        3,000        1,000         1,000
Preferred stock of PG Energy subject to
    mandatory redemption (including
    current portion)                                             240          244          720           734

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

(13)     OPERATING SEGMENTS

       During the fourth quarter of 1998, the Company adopted the reporting provisions of FASB Statement 131, "Disclosures about Segments of an Enterprise and Related Information." The Company has three principal operating segments:

o Regulated Energy Products and Services, primarily the purchase, distribution and sale of natural gas in thirteen counties in northeastern Pennsylvania by the Regulated Subsidiaries ("Energy Products and Services - Regulated")

o        Nonregulated  Energy  Products and Services,  primarily the sale of
         natural gas,  propane,   electricity  and  other  energy-related
         products and services by Energy Services generally in a twenty-six county area in northeastern and central Pennsylvania, and by Power Corp. ("Energy Products and Services - Nonregulated")

o Pipeline Construction and Services, primarily the construction, maintenance and rehabilitation of utility facilities throughout the Eastern United States by Keystone ("Pipeline Construction and Services").

       The accounting policies of the segments are the same as those described in Note 1 to these consolidated financial statements.

                                            1998          1997          1996
                                                 (Thousands of Dollars)

Operating revenues:
    Energy products and services -
       Regulated ......................   $ 158,951    $ 190,567    $ 160,594
       Nonregulated ...................      37,517       26,343       13,192
    Pipeline construction and services       12,215       11,210       10,733
    Intercompany eliminations .........      (1,351)         (74)         (39)
                                          ---------    ---------    ---------
        Total .........................   $ 207,332    $ 228,046    $ 184,480
                                          ---------    ---------    ---------
Operating income (loss):
    Energy products and services -
       Regulated ......................   $  18,028    $  21,963    $  16,716
       Nonregulated ...................         190         (373)         961
    Pipeline construction and services          231           95          180
    Intercompany eliminations and
       corporate expenses .............        (250)        (130)         403
                                          ---------    ---------    ---------
        Total .........................   $  18,199    $  21,555    $  18,260
                                          ---------    ---------    ---------

Depreciation expense:
    Energy products and services -
       Regulated ......................   $   9,627    $   8,986    $   7,612
       Nonregulated ...................         214           69           11
    Pipeline construction and services          605          409          210
                                          ---------    ---------    ---------
        Total .........................   $  10,446    $   9,464    $   7,833
                                          ---------    ---------    ---------
Income tax expense (benefit):
    Energy products and services -
       Regulated ......................   $   4,237    $   7,321    $   6,364
       Nonregulated ...................           2          456          544
    Pipeline construction and services           34          (40)          99
    Corporate and other ...............        (326)        (363)      (1,207)
                                          ---------    ---------    ---------
        Total .........................   $   3,947    $   7,374    $   5,800
                                          ---------    ---------    ---------
Capital expenditures:
    Energy products and services -
       Regulated ......................   $  28,189    $  30,225    $  29,231
       Nonregulated ...................      14,768          480          387
    Pipeline construction and services        1,368        2,635        1,347
    Corporate and other ...............         486          929          629
                                          ---------    ---------    ---------
        Total .........................   $  44,811    $  34,269    $  31,594
                                          ---------    ---------    ---------
Identifiable assets:
    Energy products and services -
       Regulated ......................   $ 390,797    $ 371,140    $ 354,579
       Nonregulated ...................      29,352       14,130        9,522
    Pipeline construction and services        8,125        7,096        5,306
    Intercompany eliminations and other      (2,072)      (3,536)      (2,597)
                                          ---------    ---------    ---------
        Total .........................   $ 426,202    $ 388,830    $ 366,810
                                          ---------    ---------    ---------

(14)     QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                QUARTER ENDED
                                                ----------------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,       December 31,
                                                        1998               1998              1998                1998
                                                             (Thousands of Dollars, Except Per Share Amounts)

Operating revenues                              $          76,889  $          35,871  $          26,900   $          67,672
Operating income (loss)                                     8,587              1,518               (259)              8,353
Income (loss) from continuing
   operations                                               5,539               (391)            (2,711)              5,073
Net income (loss)                                           5,539               (391)            (2,711)              5,073

Basic earnings (loss) per share of common stock:
  Continuing operations                                       .57               (.04)              (.27)                .49
  Net income (loss)                                           .57               (.04)              (.27)                .39
Diluted earnings (loss) per share of common stock:
  Continuing operations                                       .56               (.04)              (.27)                .49
  Net income (loss)                             $             .56  $            (.04) $            (.27)  $             .39

                                                                                QUARTER ENDED
                                                ----------------------------------------------------------------------------
                                                     March 31,          June 30,         September 30,       December 31,
                                                        1997               1997              1997                1997
                                                             (Thousands of Dollars, Except Per Share Amounts)

Operating revenues                              $         89,491   $          41,864  $         24,209    $          72,482
Operating income (loss)                                    10,227              2,362               (291)              9,257
Income (loss) from continuing
   operations                                               8,052                151             (2,367)              5,994
Net income (loss)                                           8,052                151             (2,367)              5,994

Basic earnings (loss) per share of common stock (a):
  Continuing operations                                      .84                .02                (.24)                .62
  Net income (loss)                                           .84                .10               (.24)                .62
Diluted earnings (loss) per share of common stock (a):
  Continuing operations                                       .83                .02               (.24)                .61
  Net income (loss)                             $             .83  $            .10   $            (.24)  $             .61

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

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.      Financial Statements
                  The  following  consolidated  financial  statements,  notes to consolidated financial statements and reports of independent accountants for the Company and its subsidiaries are presented in
              Item 8 of this Form 10-K.

                                                                                    Page

                Report of Independent Accountants on the Consolidated Financial
                    Statements as of December 31, 1998 and 1997....................   33

                Report of Independent Accountants on the Consolidated
                    Financial Statements as of December 31, 1996...................   34

                Consolidated Statements of Income for each of the three years
                    in the period ended December 31, 1998..........................   35

                Consolidated Balance Sheets as of December 31, 1998 and 1997.......   36

                Consolidated Statements of Cash Flows for each of the three
                    years in the period ended December 31, 1998....................   38

                Consolidated Statements of Capitalization as of December 31,
                    1998 and 1997..................................................   39

                Consolidated Statements of Common Shareholders' Investment
                    for each of the three years in the period ended December
                    31, 1998.......................................................   40

                Notes to Consolidated Financial Statements.........................   41

      2.      Financial Statement Schedules
                  The following  consolidated  financial  statement schedule for the Company and its  subsidiaries  is filed as a part of this Form
              10-K. Schedules not included have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                Schedule Number                                                      Page
                   II  Valuation and Qualifying Accounts for the three-year
                          period ended December 31, 1998...........................   67

      3.      Exhibits
                  See  "Index to  Exhibits"  located on page 69 for a listing of all exhibits filed herein or incorporated by reference to a previously filed registration statement or report with the Securities and Exchange Commission.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K - continued

(b)   Reports on Form 8-K
           No reports on Form 8-K were filed during the last quarter of 1998.

(c)   Executive Compensation Plans and Arrangements

      The following listing includes the Company's executive compensation plans and arrangements in effect as of December 31, 1998:

      Exhibit
      Number

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

      10-30 Form of Stock Option Agreement, dated as of June 20, 1997, between the Company and certain of its Officers -- filed as
                Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

      10-31 Form of Stock Option Agreement, dated as of June 20, 1997, between the Company and certain of its non-employee directors -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

      Exhibit
      Number

      10-32 Pennsylvania Enterprises, Inc. Stock Incentive Plan, effective May 14, 1997 -- filed as Exhibit A to the Company's 1997 definitive Proxy Statement, File No. 0-7812.

      10-33 Employment Agreement dated as of August 28, 1996, by and among the Company, PG Energy and Thomas F. Karam -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

      10-34 Amended Employment Agreement dated as of May 6, 1998, by and among the Company, PG Energy and Thomas F. Karam -- filed as
                Exhibit 10-4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-35 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

      10-36 First Amendment to the Director Deferred Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-40 to the Company's Annual Report on Form 10-K for 1997, File No. 0-7812.

      10-37 1995 Directors' Stock Compensation Plan, effective January 18, 1995 -- filed as Exhibit A to the Company's 1995 definitive Proxy Statement, File No. 0-7812.

      10-38 First Amendment to the 1995 Directors' Stock Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-42 to the Company's Annual Report on Form 10-K for 1997, File No. 0-7812.

      10-39 Form of Stock Option Grant, dated as of May 6, 1998, between the Company and certain of its Officers -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-40 Form of Stock Option Grant, dated as of May 6, 1998, between the Company and certain of its non-employee directors -- filed as
                Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-41 Stock Option Grant, dated as of May 6, 1998, between the Company and Thomas F. Karam -- filed as Exhibit 10-3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

      10-42 Director Retirement Plan, effective as of January 1, 1999 -- filed herewith.

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

                                               PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)

Date:  March 1, 1999               By:           /s/ Thomas F. Karam
                                                     Thomas F. Karam
                                           President and Chief Executive Officer
                                              (Principal Executive Officer)

Date: March 1, 1999                By:           /s/ John F. Kell, Jr.
                                                     John F. Kell, Jr.
                                           Vice President, Financial Services
                                              (Principal Financial Officer
                                            and Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                           Capacity                                  Date

     /s/ Ronald W. Simms                            Chairman of the Board of Directors                March 1, 1999
        Ronald W. Simms

     /s/ William D. Davis                        Vice Chairman of the Board of Directors              March 1, 1999
        William D. Davis

     /s/ Thomas F. Karam                     Director, President and Chief Executive Officer          March 1, 1999
        Thomas F. Karam

     /s/ Robert J. Keating                                       Director                             March 1, 1999
        Robert J. Keating

     /s/ John D. McCarthy                                        Director                             March 1, 1999
        John D. McCarthy

     /s/ John D. McCarthy, Jr.                                   Director                             March 1, 1999
        John D. McCarthy, Jr.

     /s/ Kenneth M. Pollock                                      Director                             March 1, 1999
        Kenneth M. Pollock

     /s/ Richard A. Rose, Jr.                                    Director                             March 1, 1999
        Richard A. Rose, Jr.

     /s/ James A. Ross                                           Director                             March 1, 1999
        James A. Ross


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

3-2 By-Laws of the Company, as amended and restated on January 20, 1999 -- filed herewith.

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

(10) Material Contracts:

10-1 Service Agreement for transportation service under Rate Schedule FT, dated February 1, 1992, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as
                  Exhibit 10-4 to PG Energy's Annual Report on Form 10-K for 1991, File No. 1-3490.

10-2 Service Agreement for storage service under Rate Schedule SS-2, dated April 1, 1990, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-8 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-3 Service Agreement for sales service under Rate Schedule FS, dated August 1, 1991, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-6 to the Company's Annual Report on Form 10-K for 1991, File No. 0-7812.

10-4 Service Agreement for transportation service under Rate Schedule FT, dated August 1, 1991, between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to the Company's Common Stock Form S-2, Registration No. 33-43382.

10-5 Service Agreement for storage service under Rate Schedule LSS, dated October 1, 1993, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-7 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-6 Service Agreement for storage service under Rate Schedule GSS, dated October 1, 1993, by and between PG Energy and Transcontinental Gas Pipeline Corporation Company -- filed as
                  Exhibit 10-8 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-7 Service Agreement for transportation service under Rate Schedule FT, dated April 1, 1995, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, File No. 1-3490.

10-8 Service Agreement for transportation service under Rate Schedule FTPO, dated July 10, 1997, effective November 1, 1997, by and between PG Energy and Transcontinental Gas Pipe Line Corporation -- filed as Exhibit 10-10 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

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

10-12 Service Agreement for transportation service under Rate Schedule FTS-1, dated November 1, 1993, by and between PG Energy and Columbia Gulf Transmission Company -- filed as
                  Exhibit 10-12 to PG Energy's Annual Report on Form 10-K for 1993, File No. 1-3490.

10-13 Service Agreement (Contract No. 946) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-1 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-14 Service Agreement (Service Package No. 171) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-2 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-15 Service Agreement (Service Package No. 187) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline Company -- filed as Exhibit 10-3 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-16 Service Agreement (Service Package No. 190) for transportation service under Rate Schedule FT-A, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline -- filed as
                  Exhibit 10-4 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-17 Service Agreement (Contract No. 2289) for storage service under Rate Schedule FS, dated September 1, 1993, by and between PG Energy and Tennessee Gas Pipeline -- filed as
                  Exhibit 10-5 to PG Energy's Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, File No. 1-3490.

10-18 Service Agreement for storage service, dated April 15, 1997, effective November 1, 1997, by and between PG Energy and New York State Electric & Gas Corporation -- filed as Exhibit 10-22 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

10-19 Service Agreement for transportation service under Rate Schedule FT, dated April 30, 1997, effective November 1, 1997, by and between PG Energy and CNG Transmission Corporation -- filed as Exhibit 10-23 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

Exhibit
Number

10-20 Bond Purchase Agreement, dated September 1, 1989, relating to PG Energy's First Mortgage Bonds 9.23% Series due 1999 and First Mortgage Bonds 9.34% Series due 2019 among Allstate Life Insurance Company, Allstate Life Insurance Company of New York and PG Energy -- filed as Exhibit 10-34 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812.

10-21 Term Loan Agreement dated August 14, 1997, among PG Energy, the Banks parties thereto and PNC Bank, National Association, in its capacity as Agent for the Banks -- filed as Exhibit 10-25 to PG Energy's Annual Report on Form 10-K for 1997, File No. 1-3490.

10-22 6.92% Senior Notes Purchase Agreement, dated September 30, 1997, between PG Energy and the Purchasers -- filed as Exhibit 10-26 to PG Energy's Annual Report on Form 10-K for 1997, File No.
                  1-3490.

10-23 Form of Change in Control Agreement between the Company and certain of its Officers -- filed as Exhibit 10-38 to the Company's Annual Report on Form 10-K for 1989, File No. 0-7812


10-24 First Amendment to Form of Change in Control Agreement, dated as of May 24, 1995, between the Company and certain of its Officers -- filed as Exhibit 10-29 to the Company's Annual Report on Form 10-K for 1995, File No. 0-7812.

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

10-30 Form of Stock Option Agreement, dated as of June 20, 1997, between the Company and certain of its Officers -- filed as
                  Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

Exhibit
Number

10-31 Form of Stock Option Agreement, dated as of June 20, 1997, between the Company and certain of its non-employee directors -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, File No. 0-7812.

10-32 Pennsylvania Enterprises, Inc. Stock Incentive Plan, effective May 14, 1997 -- filed as Exhibit A to the Company's 1997 definitive Proxy Statement, File No. 0-7812.

10-33 Employment Agreement dated as of August 28, 1996, by and among the Company, PG Energy and Thomas F. Karam -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, File No. 0-7812.

10-34 Amended Employment Agreement dated as of May 6, 1998, by and among the Company, PG Energy and Thomas F. Karam -- filed as
                  Exhibit 10-4 to the Company's Quarterly report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-35 Director Deferred Compensation Plan dated as of April 23, 1997 -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No. 0-7812.

10-36 First Amendment to the Director Deferred Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-40 to the Company's Annual Report on Form 10-K for 1997, File No. 0-7812.

10-37 1995 Directors' Stock Compensation Plan, effective January 18, 1995 -- filed as Exhibit A to the Company's 1995 definitive Proxy Statement, File No. 0-7812.

10-38 First Amendment to the 1995 Directors' Stock Compensation Plan, amended and restated effective as of November 19, 1997 -- filed as Exhibit 10-42 to the Company's Annual Report on Form 10-K for 1997, File No. 0-7812.

10-39 Form of Stock Option Grant, dated as of May 6, 1998, between the Company and certain of its Officers -- filed as Exhibit 10-1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-40 Form of Stock Option Grant, dated as of May 6, 1998, between the Company and certain of its non-employee directors -- filed as Exhibit 10-2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-41 Stock Option Grant, dated as of May 6, 1998, between the Company and Thomas F. Karam -- filed as Exhibit 10-3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, File No. 0-7812.

10-42 Director Retirement Plan, effective as of January 1, 1999 -- filed herewith.

(21) Subsidiaries of the Registrant:

21-1              Subsidiaries of the Registrant -- filed herewith.

(23) Consents of Experts and Counsel:

23-1 Consent of Independent Accountants relative to December 31, 1998 and 1997, Consolidated Financial Statements -- filed herewith.

23-2 Consent of Independent Accountants relative to December 31, 1996, Consolidated Financial Statements -- filed herewith.

(27) Financial Data Schedule:

27-1            Financial Data Schedule -- filed herewith.







                                    PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                   FOR THE THREE-YEAR PERIOD ENDED DECEMBER 31, 1998

                                             Balance at Charged  Charged               Balance
                                            beginning      to    to other               at end
                         Description          of year    income  accounts  Deductions  of year
                                            ---------  --------  --------  ----------  --------
                                                          (Thousands of Dollars)
Deducted from the asset to which it applies:

   Reserve for uncollectible accounts-

     Year ended December 31, 1998 ..........   $1,340   $2,174   $ --     $2,049(a)   $1,465

     Year ended December 31, 1997 ..........   $1,233   $2,202   $    4   $2,099(a)   $1,340

     Year ended December 31, 1996 ..........   $  788   $2,103   $ --     $1,658(a)   $1,233


Shown as operating reserves on the consolidated balance sheets:

     Insurance -

     Year ended December 31, 1998...........   $2,825   $1,050   $ --     $1,039(b)   $2,836

     Year ended December 31, 1997...........   $3,086   $  711   $ --     $  972(b)   $2,825

     Year ended December 31, 1996...........   $3,709   $1,042   $ --     $1,665(b)   $3,086

NOTES:
(a) Deductions represent uncollectible balances of accounts receivable written off, net of recoveries.

(b) Deductions are principally payments made in settlement of claims.