Form 10-K/A
period 1998-12-31
PENNSYLVANIA ENTERPRISES INC
filed 1999-03-10
CIK 77231

EXHIBIT 23-1


                       CONSENT OF INDEPENDENT ACCOUNTANTS


         We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (Nos. 333-23659, 33-53435, 333-23653, 333-04813, 333-53501, and 2-76135) and in the Registration
Statements  on  Form  S-8  (Nos.  333-23981,   333-23645,  333-12827,  33-62892,
333-23655, and 33-43838) of our report dated February 17, 1999, appearing on page 33 of Pennsylvania Enterprises, Inc's Annual Report on Form 10-K for the two years in the period ended December 31, 1998 and 1997.


PricewaterhouseCoopers LLP
Philadelphia, Pennsylvania
March 1, 1999