Form 10-Q
period 1999-03-31
PENNSYLVANIA ENTERPRISES INC
filed 1999-05-06
CIK 77231

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (570) 829-8843
               (Registrant's telephone number including area code)



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

    Registrant had 10,833,573 shares of common stock, no par value, outstanding as of April 30, 1999.

                         PENNSYLVANIA ENTERPRISES, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I.        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Statements of Income for the three
                    months ended March 31, 1999 and 1998.............         2

                 Consolidated Balance Sheets as of March 31, 1999
                    and December 31, 1998............................         3

                 Consolidated Statements of Cash Flows for
                    the three months ended March 31, 1999 and 1998...         5

                 Notes to Consolidated Financial Statements..........         6

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............         10



PART II.  OTHER INFORMATION

    Item 6.      Exhibits and Reports on Form 8-K...................         18


                          PART I. FINANCIAL INFORMATION

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                                        March 31,
                                                            ------------------------------
                                                                 1999            1998*
                                                            -------------- ---------------

OPERATING REVENUES:
     Energy products and services -
        Regulated .......................................   $     84,316    $     65,006
        Nonregulated ....................................         17,553           9,479
     Pipeline construction and services .................          2,443           2,404
                                                            ------------    ------------
           Total operating revenues .....................        104,312          76,889
                                                            ------------    ------------

OPERATING EXPENSES:
    Cost of gas and other energy ........................         65,753          46,531
    Operation and maintenance ...........................         11,519          10,953
    Depreciation ........................................          2,852           2,601
    Income taxes ........................................          6,910           4,156
    Taxes other than income taxes .......................          4,518           4,061
                                                            ------------    ------------
       Total operating expenses .........................         91,552          68,302
                                                            ------------    ------------

OPERATING INCOME ........................................         12,760           8,587

OTHER INCOME (DEDUCTIONS), NET ..........................            114              (3)
                                                            ------------    ------------

INCOME BEFORE INTEREST CHARGES ..........................         12,874           8,584
                                                            ------------    ------------

INTEREST CHARGES:
    Interest on long-term debt ..........................          2,745           2,588
    Other interest ......................................            199             159
    Allowance for borrowed funds used during construction            (26)            (23)
                                                            ------------    ------------
           Total interest charges .......................          2,918           2,724
                                                            ------------    ------------

INCOME BEFORE SUBSIDIARY'S PREFERRED STOCK DIVIDENDS ....          9,956           5,860
SUBSIDIARY'S PREFERRED STOCK DIVIDENDS ..................             52             321
                                                            ------------    ------------
NET INCOME ..............................................   $      9,904    $      5,539
                                                            ============    ============

EARNINGS PER SHARE OF COMMON STOCK:
     Basic ..............................................   $       0.94    $       0.57
                                                            ============    ============
     Diluted ............................................   $       0.93    $       0.56
                                                            ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic ..............................................     10,591,622       9,753,348
                                                            ============    ============
     Diluted ............................................     10,650,899       9,834,444
                                                            ============    ============

CASH DIVIDENDS PER SHARE ................................   $       0.30    $       0.30
                                                            ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

* Reclassified to conform with 1999 consolidated financial statement presentation.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                         March 31,   December 31,
                                                           1999          1998
                                                       -----------   ------------
                                                          (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost .................................   $ 379,134    $ 376,685

    Accumulated depreciation .........................     (97,781)     (95,735)
                                                         ---------    ---------
                                                           281,353      280,950
                                                         ---------    ---------
OTHER PROPERTY AND INVESTMENTS:
    Nonutility property and equipment ................      32,364       31,816
    Accumulated depreciation .........................      (5,710)      (5,460)
    Other ............................................       2,288        2,296
                                                         ---------    ---------
                                                            28,942       28,652
                                                         ---------    ---------
CURRENT ASSETS:
    Cash and cash equivalents ........................       3,244          807
    Restricted cash - common stock subscribed (Note 3)         397          452
    Accounts receivable -
       Customers .....................................      40,888       26,259
       Others ........................................         672          811
       Reserve for uncollectible accounts ............      (2,010)      (1,465)
    Unbilled revenues ................................       9,399       12,247
    Materials and supplies, at average cost ..........       2,974        3,053
    Gas held by suppliers, at average cost ...........       7,066       22,676
    Deferred cost of gas and supplier refunds, net ...        --          6,058
    Prepaid income taxes .............................        --          2,090
    Prepaid expenses and other .......................       7,545        2,713
                                                         ---------    ---------
                                                            70,175       75,701
                                                         ---------    ---------
DEFERRED CHARGES:
    Regulatory assets -
       Deferred taxes collectible ....................      31,257       31,097
       Other .........................................       8,509        8,598
    Unamortized debt expense .........................         948        1,014
    Other ............................................         148          190
                                                         ---------    ---------
                                                            40,862       40,899
                                                         ---------    ---------

TOTAL ASSETS .........................................   $ 421,332    $ 426,202
                                                         =========    =========

The accompanying notes are an integral part of the consolidated financial statements.


                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     March 31,  December 31,
                                                       1999        1998
                                                     --------   ----------
                                                     (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES


CAPITALIZATION:
    Common shareholders' investment (Note 3) .....   $146,122   $132,326
    Preferred stock of PG Energy -
       Not subject to mandatory redemption .......      4,745      4,831
       Subject to mandatory redemption ...........        240        240
    Long-term debt ...............................    100,000     98,000
                                                     --------   --------
                                                      251,107    235,397
                                                     --------   --------
CURRENT LIABILITIES:
    Current portion of long-term debt ............     49,836     81,348
    Preferred stock subject to repurchase ........         44       --
    Notes payable ................................      7,050      6,200
    Accounts payable .............................     17,829     22,370
    Deferred cost of gas and supplier refunds, net     10,859       --
    Accrued general business and realty taxes ....      1,457      1,764
    Accrued income taxes .........................      4,712       --
    Accrued interest .............................      1,303      1,811
    Other ........................................      1,733      1,924
                                                     --------   --------
                                                       94,823    115,417
                                                     --------   --------
DEFERRED CREDITS:
    Deferred income taxes ........................     61,268     60,923
    Unamortized investment tax credits ...........      4,381      4,424
    Operating reserves ...........................      2,642      2,836
    Other ........................................      7,111      7,205
                                                     --------   --------
                                                       75,402     75,388
                                                     --------   --------
COMMITMENTS AND CONTINGENCIES (Note 6)



TOTAL CAPITALIZATION AND LIABILITIES .............   $421,332   $426,202
                                                     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                   1999       1998*
                                                                  ------     -------
                                                               (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income ............................................   $  9,904    $  5,539
      Gain on sales of other property .......................       (134)       --
      Effects of noncash charges to income -
          Depreciation ......................................      2,873       2,629
          Deferred income taxes, net ........................        184         595
          Provisions for self insurance .....................        181         202
          Other, net ........................................        831         302
      Changes in working capital, exclusive of cash
           and current portion of long-term debt -
               Receivables and unbilled revenues ............    (11,101)        623
               Gas held by suppliers ........................     15,610      13,948
               Accounts payable .............................     (3,625)     (3,623)
               Deferred cost of gas and supplier refunds, net     16,917       4,478
               Other current assets and liabilities, net ....      1,043      (3,443)
      Other operating items, net ............................       (910)       (402)
                                                                --------    --------
                Net cash provided by operating activities ...     31,773      20,848
                                                                --------    --------
CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant ............................     (3,306)     (4,477)
      Additions to nonutility property ......................       (493)     (4,124)
      Proceeds from the sales of other property .............        200        --
      Other, net ............................................        (40)        583
                                                                --------    --------
               Net cash used for investing activities .......     (3,639)     (8,018)
                                                                --------    --------
CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of common stock ..............................      7,135         807
      Repurchase of subsidiary's preferred stock ............        (42)       --
      Dividends on common stock .............................     (3,200)     (2,925)
      Issuance of long-term debt ............................      2,000        --
      Net decrease in bank borrowings .......................    (31,578)    (10,725)
      Other, net ............................................        (12)         (1)
                                                                --------    --------
               Net cash used for financing activities .......    (25,697)    (12,844)
                                                                --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      2,437         (14)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..............        807       2,202
                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF YEAR ....................   $  3,244    $  2,188
                                                                ========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized) ...............   $  3,181    $  3,142
                                                                ========    ========
         Income taxes .......................................   $     25    $    429
                                                                ========    ========



* Reclassified to conform with 1999 consolidated financial statement presentation.


                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of the Business. Pennsylvania Enterprises, Inc. (the "Company") is a holding company which, through its subsidiaries, is engaged in both regulated and nonregulated activities. The Company's regulated activities are conducted by its principal subsidiary, PG Energy Inc. ("PG Energy"), a regulated public utility, and PG Energy's wholly-owned subsidiary, Honesdale Gas Company ("Honesdale"), also a regulated public utility. Together PG Energy and Honesdale distribute natural gas to a thirteen-county area in northeastern Pennsylvania, a territory that includes the cities of Scranton, Wilkes-Barre and Williamsport. In 1998 PG Energy and Honesdale collectively accounted for approximately 77% of the Company's operating revenues.

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

       Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, PG Energy (including Honesdale), Energy Services (including Keystone), Power Corp and Theta. All material intercompany accounts have been eliminated in consolidation.

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

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its tariff rates:

                          Change in                   Calculated
  Effective              Rate per MCF             Increase (Decrease)
                  -----------------------
    Date              From         To             in Annual Revenue
----------------  ------------   --------     -------------------------

March 1, 1999         $4.53      $4.39               $(3,200,000)
December 1, 1998       4.25       4.53                 7,100,000
September 1, 1998      4.18       4.25                 1,900,000
June 1, 1998           3.95       4.18                 5,800,000
March 1, 1998          4.05       3.95                (2,100,000)

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)    RESTRICTED CASH - COMMON STOCK SUBSCRIBED

       The Company's Customer Stock Purchase Plan (the "Customer Plan") provides the residential customers of all the Company's subsidiaries with a method of purchasing shares of the Company's common stock without payment of brokerage commission, service charge or other regular expense. On April 1, 1999, the Company issued 17,356 shares of its common stock for an aggregate consideration of $392,000 with respect to payments received pursuant to the Customer Plan during the subscription period ended March 31, 1999. Such payments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in these consolidated financial statements as of March 31, 1999.

(4)    OPERATING SEGMENTS

       The Company has three principal operating segments:

       o Regulated Energy Products and Services, principally the purchase, distribution and sale of natural gas in thirteen counties in northeastern Pennsylvania by the Regulated Subsidiaries ("Energy Products and Services - Regulated")

       o Nonregulated Energy Products and Services, principally the sale of natural gas, propane, electricity and other energy-related products and services by Energy Services, generally in a twenty-six county area in northeastern and central Pennsylvania, and by Power Corp. ("Energy Products and Services - Nonregulated")

       o Pipeline Construction and Services, principally the construction, maintenance and rehabilitation of utility facilities throughout the eastern United States by Keystone ("Pipeline Construction and Services").

       Information regarding the operating segments for the three-month periods ended March 31, 1999 and 1998, is as follows:

                                            1999         1998
                                         (Thousands of Dollars)
Operating revenues:
    Energy products and services -
     Regulated .......................   $  84,344    $  65,015
     Nonregulated ....................      17,918        9,479
    Pipeline construction and services       2,443        2,404
    Intercompany eliminations ........        (393)          (9)
                                         ---------    ---------
       Total .........................   $ 104,312    $  76,889
                                         =========    =========
Operating income (loss):
    Energy products and services -
     Regulated .......................   $  12,575    $   8,651
     Nonregulated ....................         333          131
    Pipeline construction and services        (110)        (122)
    Intercompany eliminations and
     corporate expenses ..............         (38)         (73)
                                         ---------    ---------
       Total .........................   $  12,760    $   8,587
                                         =========    =========
(5)    ACCOUNTING CHANGES

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

(6)    COMMITMENTS AND CONTINGENCIES

       Environmental Matters. PG Energy, like many gas distribution companies, once utilized manufactured gas plants in connection with providing gas service to its customers. None of these plants has been in operation since 1972, and several of the plant sites are no longer owned by PG Energy. Pursuant to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), PG Energy filed notices with the United States Environmental Protection Agency (the "EPA") with respect to the former plant sites. None of the sites is or was formerly on the proposed or final National Priorities List. The EPA has conducted site inspections and made preliminary assessments of each site and has concluded that no further remedial action is planned. The conclusion by the EPA that it anticipates no further remedial action with respect to the sites at which PG Energy operated manufactured gas plants does not, however, constitute a legal prohibition against further regulatory action under CERCLA or other applicable federal or state law, and even in the absence of any further action by the EPA, some of the sites may ultimately require remediation. In any event, the Company does not believe that additional costs, if any, related to these manufactured gas plant sites would be material to its financial position or results of operations since environmental remediation costs generally are recoverable through rates over a period of time.

                 PENNSYLVANIA ENTERPRISES, INC AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
-----------------------------------------------------------------------------

RESULTS OF OPERATIONS

       The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three-month periods ended March 31, 1999 and 1998:

                                          Three Months Ended
                                               March 31,
                                          ------------------
                                           1999       1998
                                          ------     -------

OPERATING REVENUES:
    Energy products and services -
       Regulated .....................      80.8%     84.6%
       Nonregulated ..................      16.8      12.3
    Pipeline construction and services       2.4       3.1
                                           -----     -----
        Total operating revenues .....     100.0     100.0
                                           -----     -----
OPERATING EXPENSES:
    Cost of gas and other energy .....      63.0      60.5
    Operation and maintenance ........      11.1      14.2
    Depreciation .....................       2.7       3.4
    Income taxes .....................       6.6       5.4
    Taxes other than income taxes ....       4.4       5.3
                                           -----     -----
        Total operating expenses .....      87.8      88.8
                                           -----     -----

OPERATING INCOME .....................      12.2      11.2

OTHER INCOME, NET ....................       0.1       0.0

INTEREST CHARGES .....................      (2.8)     (3.6)
                                           -----     -----
INCOME BEFORE SUBSIDIARY'S PREFERRED
    STOCK DIVIDENDS ..................       9.5       7.6

SUBSIDIARY'S PREFERRED STOCK DIVIDENDS      (0.0)     (0.4)
                                           -----     -----
NET INCOME ...........................       9.5%      7.2%
                                           =====     =====
     o Three Months Ended March 31, 1999, Compared With Three Months Ended March 31, 1998

       Operating Revenues. Operating revenues increased $27.4 million (35.7%) from $76.9 million for the quarter ended March 31, 1998, to $104.3 million for the quarter ended March 31, 1999, largely as a result of a $19.3 million (29.7%) increase in operating revenues from Regulated Energy Products and Services and an $8.1 million (85.2%) increase in revenues from Nonregulated Energy Products and Services.

       The $19.3 million (29.7%) increase in operating revenues from Regulated Energy Products and Services from $65.0 million for the quarter ended March 31, 1998, to $84.3 million for the quarter ended March 31, 1999, was primarily the result of a 1.8 billion cubic feet (21.2%) increase in natural gas sales by PG Energy Inc. ("PG Energy") to its residential and commercial heating customers. This increase in sales was attributable to more seasonable weather during the first quarter of 1999, as well as higher levels in PG Energy's gas cost rate and the impact of the rate increase granted PG Energy effective October 16, 1998 (see "-Rate Matters"). The number of heating degree days increased by 452 (17.8%) from 2,533 (79.4% of normal) during the first quarter of 1998 to 2,985 (93.6% of normal) during the first quarter of 1999.

       The $8.1 million (85.2%) increase in revenues from Nonregulated Energy Products and Services was primarily the result of a $4.9 million (54.7%)
increase  in  gas  sales  and  services  by PG  Energy  Services  Inc.  ("Energy
Services") from $9.0 million for the quarter ended March 31, 1998, to $14.0 million for the quarter ended March 31, 1999, and a $2.6 million (680.0%) increase in Energy Services' electricity sales, from $380,000 for the quarter ended March 31, 1998, to $3.0 million for the quarter ended March 31, 1999. Energy Services' sales of natural gas increased by 1.6 million cubic feet (60.2%) and its sales of electricity increased by 58.9 megawatts (412.5%) during the quarter ended March 31, 1999. Also contributing to the increase in revenues from Nonregulated Energy Products and Services in the first quarter of 1999 was the sale of $383,000 of electric energy by PEI Power Corporation ("Power Corp"), which began generating and selling electricity in July, 1998.

       Operating Expenses. Operating expenses, including depreciation and income taxes, increased $23.2 million (34.0%) from $68.3 million for the first quarter of 1998 to $91.6 million for the first quarter of 1999. As a percentage of operating revenues, total operating expenses decreased slightly from 88.8% during the first quarter of 1998 to 87.8% during the first quarter of 1999.

       The cost of gas and other energy increased $19.2 million (41.3%) from $46.5 million for the first quarter of 1998 to $65.8 million for the first quarter of 1999, primarily because of the increased sales by PG Energy and Energy Services, the sales by Power Corp and the higher levels in PG Energy's gas cost rate (see "-Rate Matters").

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $1.3 million (7.2%) from $17.6 million for the first quarter of 1998 to $18.9 million for the first quarter of 1999. This increase was largely attributable to a $566,000 (5.2%) increase in operation and maintenance expense, primarily as a result of increased payroll and other costs associated with the expansion of the Company's nonregulated activities, and a $457,000 (11.3%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales of natural gas by PG Energy and the increased sales of electricity by Energy Services. Also contributing to the higher operating expenses was a $251,000 (9.7%) increase in depreciation expense, primarily because of additions to utility plant.

       Income taxes increased $2.8 million (66.3%) from $4.2 million for the quarter ended March 31, 1998, to $6.9 million for the quarter ended March 31, 1999, largely as a result of an increase in income before income taxes (for this purpose, operating income net of interest charges).

       Operating Income. As a result of the above, operating income increased by $4.2 million (48.6%) from $8.6 million for the three-month period ended March 31, 1998, to $12.8 million for the three-month period ended March 31, 1999, and also increased as a percentage of total operating revenues for such periods from 11.2% in the three-month period ended March 31, 1998, to 12.2% in the three-month period ended March 31, 1999.

       Operating income  attributable to the Company's three operating segments:
Regulated Energy Products and Services, principally the purchase, distribution and sale of natural gas by PG Energy and Honesdale ("Energy Products and Services - Regulated"); Nonregulated Energy Products and Services, principally the sale of natural gas, propane, electricity and other energy-related products and services by Energy Services and Power Corp ("Energy Products and Services - Nonregulated"); and Pipeline Construction and Services, principally the construction, maintenance and rehabilitation of utility facilities by Keystone ("Pipeline Construction and Services"), for the quarters ended March 31, 1999 and 1998, was as follows:

                                          Quarter Ended March 31,
                                     ----------------------------------
                                                             Increase
                                       1999        1998     (Decrease)

Energy Products and Services -
 Regulated .......................   $ 12,575    $  8,651    $  3,924
 Nonregulated ....................        333         131         202
Pipeline Construction and Services       (110)       (122)         12
Intercompany eliminations and
 corporate expenses ..............        (38)        (73)         35
                                     --------    --------    --------
 Total ...........................   $ 12,760    $  8,587    $  4,173
                                     ========    ========    ========
       The increase in operating income from Regulated Energy Products and Services is primarily related to the aforementioned increase in sales to PG Energy's residential and commercial heating customers. The increase in operating income from Nonregulated Energy Products and Services is primarily the result of the increased sales by Energy Services.

       Interest Charges. Interest charges increased $194,000 (7.1%) from $2.7 million for the first quarter of 1998 to $2.9 million for the first quarter of 1999. This increase was largely attributable to a higher average level of long-term debt outstanding in 1999.

       Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $269,000 (83.8%) from $321,000 the quarter ended March 31, 1998, to $52,000 for the quarter ended March 31, 1999, as a result of the repurchase by PG Energy of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Net Income. The increase of $4.4 million in net income, from $5.5 million for the first quarter of 1998 to $9.9 million for the first quarter of 1999, and the $.37 per share increase in both the basic and diluted earnings per share of common stock, from $.57 per share (basic) and $.56 per share (diluted) for the first quarter of 1998 to $.94 per share (basic) and $.93 per share (diluted) for the first quarter of 1999, were principally the result of the increase in operating income, as discussed above.

RATE MATTERS

       Rate Increase. By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

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

       In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its gas tariff rates:

                          Change in                    Calculated
    Effective            Rate per MCF              Increase (Decrease)
                     ---------------------
      Date             From          To             in Annual Revenue
------------------   ----------  ----------     ---------------------

March 1, 1999          $4.53        $4.39             $(3,200,000)
December 1, 1998        4.25         4.53               7,100,000
September 1, 1998       4.18         4.25               1,900,000
June 1, 1998            3.95         4.18               5,800,000
March 1, 1998           4.05         3.95              (2,100,000)

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PG Energy has made arrangements for a total of $64.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has seven bank lines of credit with an aggregate borrowing capacity of $64.0 million which provide for borrowings at interest rates generally less than prime and which mature at various times during 1999 and 2000 and which PG Energy intends to renew or replace as they expire. As of April 30, 1999, PG Energy had $5.8 million of borrowings outstanding under these bank lines of credit.

       In order to finance the conversion of its cogeneration facility, the construction of a methane recovery facility and initial phases of the development of an industrial site adjacent to its cogeneration facility, Power Corp has borrowed $7.0 million pursuant to two bank lines of credit as of April 30, 1999. These bank lines of credit provide for borrowings at interest rates less than prime and mature during 1999 and 2000. Power Corp intends to renew or replace these lines of credit as they expire.

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



Long-Term Debt and Capital Stock Financings

       Both the Company and its subsidiaries, most notably PG Energy, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG Energy during the three-month period ended March 31, 1999.

       The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan, its Customer Stock Purchase Plan, its 1992 Stock Option Plan and its Employees' Savings Plan. During 1999 (through April 30, 1999) the Company realized $9.4 million from the issuance of common stock under these plans.

Capital Expenditures and Related Financings

       Capital expenditures totaled $4.9 million during the first three months of 1999, including $3.2 million of expenditures for the construction of utility plant and $1.3 million for the development of an industrial site adjacent to Power Corp's cogeneration facility.

       The Company estimates that its capital expenditures will total $17.6 million for the remainder of the year, consisting of $15.2 million relative to utility plant and $2.5 million with respect to the Company's nonregulated activities. These capital expenditures will be financed with internally generated funds and bank borrowings, pending the periodic issuance of stock and long-term debt.

Current Maturities of Long-Term Debt

       As of March 31, 1999, $49.8 million of long-term debt was required to be repaid within twelve months. The $49.8 million of long-term debt includes $20.0 million outstanding under the Company's Term Loan Agreement which is due on May 31, 1999, $19.8 million outstanding under PG Energy's bank lines of credit which is due at various times during 1999 and 2000 and $10.0 million of PG Energy's 9.23% series first mortgage bonds which mature September 1, 1999.

       The Company intends to repay the $20.0 million outstanding under its Term Loan Agreement with proceeds from a $20.0 million short-term bank loan which will mature in May, 2000. PG Energy intends to finance its current maturities of long-term debt with internally generated funds and bank borrowings pending the periodic issuance of long-term debt and capital stock.

Year 2000 Readiness Disclosure

       The Company has performed an inventory and assessment of its computer systems and applications, as well as devices with embedded technology, to identify year 2000 issues and to develop a plan for addressing those issues. This plan, which was initiated in 1996, was completed in March, 1999, for all applications and devices that could have a material effect on the Company's operations, and all such applications and devices are now year 2000 compliant. The plan is scheduled to be completed by June 30, 1999, with respect to all other issues. The plan involves the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices. The Company is utilizing both internal resources and contract personnel to implement the plan, which is currently on schedule.

       It is estimated that the total cost of the Company's plan to address year 2000 issues will be approximately $2.0-2.5 million. This amount, which had been largely expended as of March 31, 1999, includes costs for the purchase of hardware and software, external contractors and internal resources. The internal resources, which are estimated to account for approximately $1.0 million of the total cost, involved the redeployment of existing personnel and did not represent an incremental cost. In view of the estimated cost and because the plan is now largely complete, management does not believe the expenditures necessary to carry out the plan to address year 2000 issues will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company replaced its financial and human resource systems with purchased software. The installation of these new systems, along with modifications made to the Company's customer information system and upgrading of its operating system software which were completed in March, 1999, resolved the primary year 2000 issues.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company has surveyed approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the progress being made by its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly make any changes in its contingency planning as the occasion warrants.

       The Company is subject to potential disruptions in its operations as a result of year 2000 related failures of its critical suppliers and vendors. Although there is presently no basis for suggesting such situation would occur, management believes the worst case scenario in such regard might involve the temporary disruption in the gas service of certain of its customers. To provide for this and other possible contingencies related to year 2000 issues, the Company is continuing to evaluate its existing emergency and disaster recovery plans. These plans will be modified, as deemed appropriate, based, among other considerations, on the Company's assessment of the year 2000 compliance of its critical suppliers and vendors. These plans, as so modified, will attempt to mitigate, to the extent reasonably possible, the effect of any year 2000 related failures by a third party. However, the Company is dependent on its suppliers of natural gas, interstate gas pipelines and utility and telecommunication companies, over which it has no control, to serve its customers. Any disruption in service by one of these key suppliers could, depending upon its nature and extent, have a material adverse effect on the Company's operations.


Natural Gas Industry Restructuring

       The Company and PG Energy believe that in 1999 Pennsylvania may enact legislation which provides all customers of the larger natural gas utilities in the state that are regulated by the PPUC with the right to choose their natural gas supplier. As currently envisioned, such legislation would require that PG Energy provide all of its customers with unbundled transportation service within the next year to 18 months. While the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy would continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy would not be so regulated. Customers could, however, continue to receive a bundled sales service from PG Energy which would be subject to price regulation by the PPUC. Essentially, the legislation would extend the transportation service which is now available to a limited number of PG Energy's customers to all its customers, and customers could choose to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       If Pennsylvania enacts legislation which permits all customers of the larger regulated LDCs to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy would not expect the pending legislation to result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation currently being considered, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it would incur in offering choice to all its customers (including those involving information systems and customer education) would generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, because the terms of such legislation have not been finalized and the ultimate effect on PG Energy cannot be determined, PG Energy does not believe that the enactment of legislation providing for customers of the larger regulated LDCs to purchase their natural gas from third parties would have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy would be subject regarding the sale of natural gas to its customers.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events, while expressed in good faith and believed by the Company to have a reasonable basis, may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the nature of Pennsylvania legislation restructuring the natural gas industry; the impact of year 2000 disruption; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; growth in opportunities for the Company's nonregulated activities; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. Also, it is not possible for the Company to predict any new factors which may emerge and affect the Company and its subsidiaries, nor can it assess the effect of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

                           PART II. OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K

(a)    Exhibits

       10-1     Form of Stock Option Agreement -- filed herewith.

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



                                               PENNSYLVANIA ENTERPRISES, INC.
                                                         (Registrant)

Date:   May 6, 1999             By:               /s/ Donna M. Abdalla
                                                      Donna M. Abdalla
                                                          Secretary

Date:   May 6, 1999             By:               /s/ John F. Kell, Jr.
                                                      John F. Kell, Jr.
                                             Vice President, Financial Services
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)