Form 10-Q
period 1999-06-30
PENNSYLVANIA ENTERPRISES INC
filed 1999-08-03
CIK 77231

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     Registrant had 10,853,607 shares of common stock, no par value, outstanding as of July 31, 1999.

                         PENNSYLVANIA ENTERPRISES, INC.

                                TABLE OF CONTENTS


                                                                           PAGE

PART I.        FINANCIAL INFORMATION

    Item 1.      Financial Statements

                 Consolidated Statements of Income for the three and six months
                    ended June 30, 1999 and 1998....................         2

                 Consolidated Balance Sheets as of June 30, 1999
                    and December 31, 1998...........................         3

                 Consolidated Statements of Cash Flows for
                    the six months ended June 30, 1999 and 1998.....         5

                 Notes to Consolidated Financial Statements.........         6

    Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.............        10



PART II.       OTHER INFORMATION

    Item 4.      Submission of Matters to a Vote of Security Holders        21

    Item 6.      Exhibits and Reports on Form 8-K...................        21

                          PART I. FINANCIAL INFORMATION

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                             ---------------------------    -----------------------------
                                                                  1999          1998*           1999            1998*
                                                             --------------  -----------    ------------   --------------
                                                                              (Thousands of Dollars)
OPERATING REVENUES:
     Energy products and services -
        Regulated .......................................   $     28,086    $     25,004    $    112,402    $     90,010
        Nonregulated ....................................         15,668           7,663          33,221          17,142
     Pipeline construction and services .................          2,893           3,204           5,336           5,608
                                                            ------------    ------------    ------------    ------------
           Total operating revenues .....................         46,647          35,871         150,959         112,760
                                                            ------------    ------------    ------------    ------------

OPERATING EXPENSES:
    Cost of gas and other energy ........................         26,471          18,116          92,224          64,647
    Operation and maintenance ...........................         13,326          11,404          24,845          22,357
    Depreciation ........................................          2,864           2,610           5,716           5,211
    Income taxes ........................................           (826)           (693)          6,084           3,463
    Taxes other than income taxes .......................          3,445           2,916           7,963           6,977
                                                            ------------    ------------    ------------    ------------
       Total operating expenses .........................         45,280          34,353         136,832         102,655
                                                            ------------    ------------    ------------    ------------

OPERATING INCOME ........................................          1,367           1,518          14,127          10,105

OTHER INCOME (DEDUCTIONS), NET ..........................            (94)            938              20             935
                                                            ------------    ------------    ------------    ------------

INCOME BEFORE INTEREST CHARGES ..........................          1,273           2,456          14,147          11,040
                                                            ------------    ------------    ------------    ------------

INTEREST CHARGES:
    Interest on long-term debt ..........................          2,373           2,445           5,118           5,033
    Other interest ......................................            201             110             400             269
    Allowance for borrowed funds used during construction             (6)            (29)            (32)            (52)
                                                            ------------    ------------    ------------    ------------
           Total interest charges .......................          2,568           2,526           5,486           5,250
                                                            ------------    ------------    ------------    ------------

INCOME (LOSS) BEFORE SUBSIDIARY'S PREFERRED
     STOCK DIVIDENDS ....................................         (1,295)            (70)          8,661           5,790
SUBSIDIARY'S PREFERRED STOCK DIVIDENDS ..................             52             321             104             642
                                                            ------------    ------------    ------------    ------------
NET INCOME (LOSS) .......................................   $     (1,347)   $       (391)   $      8,557    $      5,148
                                                            ============    ============    ============    ============

EARNINGS (LOSS) PER SHARE OF COMMON STOCK:
     Basic ..............................................   $      (0.12)   $      (0.04)   $       0.80    $       0.52
                                                            ============    ============    ============    ============
     Diluted ............................................   $      (0.12)   $      (0.04)   $       0.79    $       0.52
                                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
      OUTSTANDING
     Basic ..............................................     10,825,751       9,899,397      10,709,333       9,826,776
                                                            ============    ============    ============    ============
     Diluted ............................................     10,941,986       9,999,017      10,798,751       9,916,915
                                                            ============    ============    ============    ============

CASH DIVIDENDS PER SHARE ................................   $       0.30    $       0.30    $       0.60    $       0.60
                                                            ============    ============    ============    ============


The accompanying notes are an integral part of the consolidated financial statements.

     * Reclassified to conform with 1999 consolidated financial statement presentation.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                          June 30,  December 31,
                                                            1999        1998
                                                         ----------  ----------
                                                         (Thousands of Dollars)
ASSETS

UTILITY PLANT:
    At original cost .................................   $ 384,562    $ 376,685

    Accumulated depreciation .........................    (100,312)     (95,735)
                                                         ---------    ---------
                                                           284,250      280,950
                                                         ---------    ---------

OTHER PROPERTY AND INVESTMENTS:
    Nonutility property and equipment ................      35,476       31,816
    Accumulated depreciation .........................      (5,885)      (5,460)
    Other ............................................       2,378        2,296
                                                         ---------    ---------
                                                            31,969       28,652
                                                         ---------    ---------

CURRENT ASSETS:
    Cash and cash equivalents ........................       2,106          807
    Restricted cash - common stock subscribed (Note 3)        --            452
    Accounts receivable -
       Customers .....................................      23,472       26,259
       Others ........................................         663          811
       Reserve for uncollectible accounts ............      (2,239)      (1,465)
    Unbilled revenues ................................       3,578       12,247
    Materials and supplies, at average cost ..........       3,231        3,053
    Gas held by suppliers, at average cost ...........      14,945       22,676
    Deferred cost of gas and supplier refunds, net ...        --          6,058
    Prepaid income taxes .............................        --          2,090
    Prepaid expenses and other .......................       5,828        2,713
                                                         ---------    ---------
                                                            51,584       75,701
                                                         ---------    ---------

DEFERRED CHARGES:
    Regulatory assets -
       Deferred taxes collectible ....................      31,406       31,097
       Other .........................................       8,369        8,598
    Unamortized debt expense .........................         886        1,014
    Other ............................................         124          190
                                                         ---------    ---------
                                                            40,785       40,899
                                                         ---------    ---------

TOTAL ASSETS .........................................   $ 408,588    $ 426,202
                                                         =========    =========

     The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,  December 31,
                                                       1999       1998
                                                    ---------   ---------
                                                   (Thousands of Dollars)

CAPITALIZATION AND LIABILITIES

CAPITALIZATION:
    Common shareholders' investment (Note 3) .....   $143,900   $132,326
    Preferred stock of PG Energy -
       Not subject to mandatory redemption .......      4,745      4,831
       Subject to mandatory redemption ...........        160        240
    Long-term debt ...............................     95,000     98,000
                                                     --------   --------
                                                      243,805    235,397
                                                     --------   --------

CURRENT LIABILITIES:
    Current portion of long-term debt ............     26,267     81,348
    Current portion of preferred stock subject to
       mandatory redemption ......................         80       --
    Notes payable ................................     26,400      6,200
    Accounts payable .............................     18,939     22,370
    Deferred cost of gas and supplier refunds, net      9,781       --
    Accrued general business and realty taxes ....      1,234      1,764
    Accrued income taxes .........................      1,718       --
    Accrued interest .............................      1,609      1,811
    Other ........................................      1,790      1,924
                                                     --------   --------
                                                       87,818    115,417
                                                     --------   --------

DEFERRED CREDITS:
    Deferred income taxes ........................     62,531     60,923
    Unamortized investment tax credits ...........      4,338      4,424
    Operating reserves ...........................      2,629      2,836
    Other ........................................      7,467      7,205
                                                     --------   --------
                                                       76,965     75,388
                                                     --------   --------


COMMITMENTS AND CONTINGENCIES (Note 6)


TOTAL CAPITALIZATION AND LIABILITIES .............   $408,588   $426,202
                                                     ========   ========

The accompanying notes are an integral part of the consolidated financial statements.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Six Months Ended
                                                                       June 30,
                                                                ----------------------
                                                                  1999        1998*
                                                                ---------   ----------
                                                               (Thousands of Dollars)

CASH FLOW FROM OPERATING ACTIVITIES:
      Net income ............................................   $  8,557    $  5,148
      Gain on sales of other property .......................       (136)     (1,174)
      Effects of noncash charges to income -
          Depreciation ......................................      5,766       5,252
          Deferred income taxes, net ........................      1,299       1,254
          Provisions for self insurance .....................        357         381
          Other, net ........................................      1,599         945
      Changes in working capital, exclusive of cash
           and current portion of long-term debt -
               Receivables and unbilled revenues ............     12,374      20,794
               Gas held by suppliers ........................      7,731       5,418
               Accounts payable .............................     (3,641)      1,225
               Deferred cost of gas and supplier refunds, net     15,839         320
               Other current assets and liabilities, net ....       (351)     (4,858)
      Other operating items, net ............................     (1,162)     (1,387)
                                                                --------    --------
                Net cash provided by operating activities ...     48,232      33,318
                                                                --------    --------

CASH FLOW FROM INVESTING ACTIVITIES:
      Additions to utility plant ............................     (9,357)    (12,257)
      Additions to nonutility property ......................     (3,487)     (9,253)
      Proceeds from the sales of other property .............        200       1,505
      Other, net ............................................         25         140
                                                                --------    --------
               Net cash used for investing activities .......    (12,619)    (19,865)
                                                                --------    --------

CASH FLOW FROM FINANCING ACTIVITIES:
      Issuance of common stock ..............................      9,896       4,801
      Common stock subscribed, net ..........................       --           633
      Repurchase of subsidiary's preferred stock ............        (86)        (80)
      Dividends on common stock .............................     (6,451)     (5,901)
      Repayment of long-term debt ...........................    (21,000)       --
      Net decrease in bank borrowings .......................    (16,671)    (13,726)
      Other, net ............................................         (2)         (3)
                                                                --------    --------
               Net cash used for financing activities .......    (34,314)    (14,276)
                                                                --------    --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ........      1,299        (823)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ............        807       2,202
                                                                --------    --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..................   $  2,106    $  1,379
                                                                ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the period for:
         Interest (net of amount capitalized) ...............   $  5,475    $  5,195
                                                                ========    ========
         Income taxes .......................................   $  1,444    $  1,801
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

       The Company, through its other subsidiaries, PG Energy Services Inc. ("Energy Services"), PEI Power Corporation ("Power Corp"), Theta Land Corporation ("Theta") and Keystone Pipeline Services, Inc. ("Keystone"), a wholly-owned subsidiary of Energy Services, is engaged in various nonregulated activities. These activities include the sale of natural gas, propane, electricity and other energy-related products and services; the construction, maintenance and rehabilitation of utility facilities, primarily natural gas distribution pipelines; and the sale of property for residential, commercial and other development.

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

       Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections or the recoupment of any undercollections of gas costs, plus interest in either case.

       In accordance with these procedures PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its tariff rates:

                         Change in            Calculated
    Effective          Rate per MCF       Increase (Decrease)
                    -------------------
      Date            From       To       in Annual Revenue
- -----------------   --------  --------      -------------

June 1, 1999 ....   $   4.39  $   4.15       $(5,800,000)
March 1, 1999 ...       4.53      4.39        (3,200,000)
December 1, 1998        4.25      4.53         7,100,000
September 1, 1998       4.18      4.25         1,900,000
June 1, 1998 ....       3.95      4.18         5,800,000
March 1, 1998 ...       4.05      3.95        (2,100,000)

       The changes in gas rates on account of purchased gas costs have no effect on earnings since the change in revenue is offset by a corresponding change in the cost of gas.

(3)    RESTRICTED CASH - COMMON STOCK SUBSCRIBED

       Until its suspension on June 7, 1999, as a result of the proposed merger with Southern Union Company (see Note 7 of these Notes to Consolidated Financial Statements), the Company's Customer Stock Purchase Plan (the "Customer Plan") provided the residential customers of all the Company's subsidiaries with a method of purchasing shares of the Company's common stock without payment of brokerage commission, service charge or other regular expense. On January 1, 1999, the Company issued 19,177 shares of its common stock for an aggregate consideration of $446,000 with respect to payments received pursuant to the Customer Plan during the subscription period ended December 31, 1998. Such payments are reflected under the captions "Restricted cash - common stock subscribed" and "Common shareholders' investment" in the consolidated balance sheet as of December 31, 1998.

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

     Information regarding the operating segments for the three and six-month periods ended June 30, 1999 and 1998, is as follows:


                                         Three Months Ended         Six Months Ended
                                              June 30,                  June 30,
                                        ----------------------    -----------------------
                                           1999         1998        1999          1998
                                        ----------   ---------    ----------    ---------
                                                     (Thousands of Dollars)
Operating revenues:
    Energy products and services -
     Regulated .......................   $  28,119    $  25,143    $ 112,463    $  90,158
     Nonregulated ....................      16,111        7,664       34,029       17,143
    Pipeline construction and services       2,893        3,204        5,336        5,608
    Intercompany eliminations ........        (476)        (140)        (869)        (149)
                                         ---------    ---------    ---------    ---------
       Total .........................   $  46,647    $  35,871    $ 150,959    $ 112,760
                                         =========    =========    =========    =========

Operating income (loss):
    Energy products and services -
     Regulated .......................   $   1,993    $   1,211    $  14,568    $   9,862
     Nonregulated ....................         206          394          539          525
    Pipeline construction and services        (121)         104         (231)         (18)
    Intercompany eliminations and
     corporate expenses ..............        (711)        (191)        (749)        (264)
                                         ---------    ---------    ---------    ---------
       Total .........................   $   1,367    $   1,518    $  14,127    $  10,105
                                         =========    =========    =========    =========

(5)    ACCOUNTING CHANGES

       Accounting for Derivative Instruments and Hedging Activities. In June 1998, FASB Statement 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. The provisions of this statement, which are effective for fiscal quarters beginning after June 15, 2000, establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. While the Company generally has not used derivative instruments, it expects to adopt, to the extent necessary, the provisions of FASB Statement 133 in the third quarter of 2000. The impact of such adoption on the Company's future financial condition and results of operations will depend upon a number of factors, including the extent to which the Company may use derivative instruments, and the designation and effectiveness of such derivative hedging market risk.

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

(7)    PROPOSED MERGER

       On June 7, 1999, the Company's Board of Directors approved a definitive merger agreement with Southern Union Company ("Southern Union"), an international energy company headquartered in Austin, Texas. In accordance with the terms of the merger agreement, which is subject to the approval of the shareholders of both the Company and Southern Union, as well as regulatory approval and other customary conditions, the Company will merge with and into Southern Union and Southern Union will be the surviving company. On the same day, following the merger of the Company and Southern Union, Honesdale will be merged with and into PG Energy and immediately thereafter PG Energy will be merged into Southern Union.

       The merger agreement with Southern Union provides for each outstanding share of the Company's common stock to be exchanged for $32.00 in Southern Union common stock and $3.00 in cash, subject to adjustment for market fluctuations in the price of Southern Union common stock. Although there can be no certainty, the Company currently anticipates that the merger with Southern Union will be consummated in the fourth quarter of 1999.

                 PENNSYLVANIA ENTERPRISES, INC. AND SUBSIDIARIES

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
- -----------------------------------------------------------------------

RESULTS OF OPERATIONS

       The following table expresses certain items in the Company's consolidated statements of income as percentages of operating revenues for each of the three and six-month periods ended June 30, 1999 and 1998:
                                         Three Months Ended    Six Months Ended
                                               June 30,             June 30,
                                          -------------------------------------
                                            1999     1998       1999      1998
                                          -------   ------     ------    ------
OPERATING REVENUES:
    Energy products and services -
       Regulated .....................      60.2%     69.7%     74.5%     79.8%
       Nonregulated ..................      33.6      21.4      22.0      15.2
    Pipeline construction and services       6.2       8.9       3.5       5.0
                                           -----     -----     -----     -----
        Total operating revenues .....     100.0     100.0     100.0     100.0
                                           -----     -----     -----     -----

OPERATING EXPENSES:
    Cost of gas and other energy .....      56.7      50.5      61.1      57.3
    Operation and maintenance ........      28.6      31.8      16.5      19.9
    Depreciation .....................       6.1       7.3       3.8       4.6
    Income taxes .....................      (1.8)     (1.9)      4.0       3.1
    Taxes other than income taxes ....       7.5       8.1       5.2       6.1
                                           -----     -----     -----     -----
        Total operating expenses .....      97.1      95.8      90.6      91.0
                                           -----     -----     -----     -----

OPERATING INCOME .....................       2.9       4.2       9.4       9.0

OTHER INCOME (DEDUCTIONS), NET .......      (0.2)      2.6       --        0.8

INTEREST CHARGES .....................      (5.5)     (7.0)     (3.6)     (4.7)
                                           -----     -----     -----     -----

INCOME (LOSS) BEFORE SUBSIDIARY'S
    PREFERRED STOCK DIVIDENDS ........      (2.8)     (0.2)      5.8       5.1

SUBSIDIARY'S PREFERRED
    STOCK DIVIDENDS ..................      (0.1)     (0.9)     (0.1)     (0.5)
                                           -----     -----     -----     -----

NET INCOME (LOSS) ....................      (2.9)%    (1.1)%     5.7%      4.6%
                                           =====     =====     =====     =====

     o Three Months Ended June 30, 1999, Compared With Three Months Ended June 30, 1998

       Operating Revenues. Operating revenues increased $10.8 million (30.0%) from $35.9 million for the quarter ended June 30, 1998, to $46.6 million for the quarter ended June 30, 1999, largely as a result of a $3.1 million (12.3%) increase in operating revenues from Regulated Energy Products and Services and an $8.0 million (104.5%) increase in revenues from Nonregulated Energy Products and Services.

       The $3.1 million (12.3%) increase in operating revenues from Regulated Energy Products and Services from $25.0 million for the quarter ended June 30, 1998, to $28.1 million for the quarter ended June 30, 1999, was primarily as a result of higher gas cost rate levels for PG Energy Inc. ("PG Energy"), the impact of the rate increase granted PG Energy effective October 16, 1998, (see
- -"Rate Matters"), and a 65 million cubic feet (2.4%) increase in sales by PG Energy to its residential and commercial heating customers. This increase in sales was attributable to slightly colder weather during the second quarter of 1999. The number of heating degree days increased by 40 (6.1%) from 652 (85.2% of normal) during the second quarter of 1998 to 692 (90.5% of normal) during the second quarter of 1999.

       The $8.0 million (104.5%) increase in revenues from Nonregulated Energy Products and Services was primarily the result of a $4.3 million (57.2%)
increase in gas sales and services by PG Energy Services Inc. ("Energy Services") from $7.6 million for the quarter ended June 30, 1998, to $11.9 million for the quarter ended June 30, 1999, and a $3.0 million increase in Energy Services' electricity sales, from $4,000 for the quarter ended June 30, 1998, to $3.0 million for the quarter ended June 30, 1999. Energy Services' sales of natural gas increased by 1.7 billion cubic feet and its sales of electricity increased by 72.6 megawatts during the quarter ended June 30, 1999. Also contributing to the increase in revenues from Nonregulated Energy Products and Services in the second quarter of 1999 was the sale of $563,000 of electric energy by PEI Power Corporation ("Power Corp"), which began generating and selling electricity in July, 1998.

       Operating Expenses. Operating expenses, including depreciation and income taxes, increased $10.9 million (31.8%) from $34.4 million for the second quarter of 1998 to $45.3 million for the second quarter of 1999. As a percentage of operating revenues, total operating expenses increased from 95.8% during the second quarter of 1998 to 97.1% during the second quarter of 1999.

       The cost of gas and other energy increased $8.4 million (46.1%) from $18.1 million for the second quarter of 1998 to $26.5 million for the second quarter of 1999, primarily because of the increased sales by PG Energy and Energy Services, the sales by Power Corp and the higher levels in PG Energy's gas cost rate (see "-Rate Matters").

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $2.7 million (16.0%) from $16.9 million for the second quarter of 1998 to $19.6 million for the second quarter of 1999. This increase was largely attributable to a $1.9 million (16.9%) increase in operation and maintenance expense, primarily as a result of costs related to the proposed merger with Southern Union (See Note 7 of the Notes to Consolidated Financial Statements) and increased payroll and other costs associated with the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $529,000 (18.1%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales of natural gas by PG Energy and the increased sales of electricity by Energy Services, as well as a $254,000 (9.7%) increase in depreciation expense, primarily because of additions to utility plant.

       Operating Income. As a result of the above, operating income decreased by $151,000 (9.9%) from $1.5 million for the three-month period ended June 30, 1998, to $1.4 million for the three-month period ended June 30, 1999, and also decreased as a percentage of total operating revenues for such periods from 4.2% in the three-month period ended June 30, 1998, to 2.9% in the three-month period ended June 30, 1999.

       The operating income (loss) attributable to the Company's three operating segments: Regulated Energy Products and Services, principally the purchase, distribution and sale of natural gas by PG Energy and Honesdale ("Energy Products and Services - Regulated"); Nonregulated Energy Products and Services, principally the sale of natural gas, propane, electricity and other energy-related products and services by Energy Services and Power Corp ("Energy Products and Services - Nonregulated"); and Pipeline Construction and Services, principally the construction, maintenance and rehabilitation of utility facilities by Keystone ("Pipeline Construction and Services"), for the quarters ended June 30, 1999 and 1998, was as follows:

                                         Quarter Ended June 30,
                                     -----------------------------
                                                          Increase
                                      1999       1998    (Decrease)
                                     -------    -------    -------

Energy Products and Services -
 Regulated .......................   $ 1,993    $ 1,211    $   782
 Nonregulated ....................       206        394       (188)
Pipeline Construction and Services      (121)       104       (225)
Intercompany eliminations and
 corporate expenses ..............      (711)      (191)      (520)
                                     -------    -------    -------
 Total ...........................   $ 1,367    $ 1,518    $  (151)
                                     =======    =======    =======

       The increase in operating income from Regulated Energy Products and Services was primarily related to the increased sales to PG Energy's residential and commercial heating customers in 1999. The decrease in operating income from Nonregulated Energy Products and Services was largely the result of costs incurred by Power Corp during a scheduled three-week shutdown in May, 1999, of its cogeneration facility for maintenance, the impact of which was partially offset by the increased sales by Energy Services. The decrease in operating income from Pipeline Construction and Services was primarily the result of start-up costs incurred with respect to several major contracts during the second quarter of 1999. The increase in intercompany eliminations and corporate expenses was largely the result of expenses related to the proposed merger with Southern Union Company (See Note 7 of the Notes to Consolidated Financial Statements) incurred during the second quarter of 1999.

       Other Income (Deductions), Net. Other income (deductions), net decreased $1.0 million from income of $938,000 for the three-month period ended June 30, 1998, to a deduction of $94,000 for the three-month period ended June 30, 1999, largely as a result of a gain on the sale of nonutility property that was recorded in June, 1998, and the absence of any similar gain in 1999.

       Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $269,000 (83.8%) from $321,000 the quarter ended June 30, 1998, to $52,000 for the quarter ended June 30, 1999, largely as a result of the repurchase by PG Energy of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Net Income (Loss). The $956,000 increase in net loss, from $391,000 for the second quarter of 1998 to $1.3 million for the second quarter of 1999, and the $.08 per share increase in both the basic and diluted loss per share of common stock, from $.04 per share for the second quarter of 1998 to $.12 per share for the second quarter of 1999, were principally the result of the decrease in operating income and other income (deductions), net, as discussed above.

     o Six Months Ended June 30, 1999, Compared With Six Months Ended June 30, 1998

       Operating Revenues. Operating revenues increased $38.2 million (33.9%) from $112.8 million for the six months ended June 30, 1998, to $151.0 million for the six months ended June 30, 1999, largely as a result of a $22.4 million (24.9%) increase in operating revenues from Regulated Energy Products and Services and a $16.1 million (93.8%) increase in revenues from Nonregulated Energy Products and Services.

       The $22.4 million (24.9%) increase in operating revenues from Regulated Energy Products and Services from $90.0 million for the six-month period ended June 30, 1998, to $112.4 million for the six-month period ended June 30, 1999, was primarily the result of a 1.9 billion cubic feet (16.7%) increase in sales by PG Energy to its residential and commercial heating customers attributable to more normal temperatures during the first six months of 1999. Also contributing to this increase were higher levels in PG Energy's gas cost rate and the impact of the rate increase granted PG Energy effective October 16, 1998 (see "-Rate Matters"). The number of heating degree days increased by 492 (15.4%) from 3,185 (80.5% of normal) during the first six months of 1998 to 3,677 (93.0% of normal) during the first six months of 1999.

       The $16.1 million (93.8%) increase in revenues from Nonregulated Energy Products and Services was primarily the result of a $9.3 million (55.9%) increase in gas sales and services by Energy Services from $16.6 million for the six-month period ended June 30, 1998, to $25.9 million for the six-month period ended June 30, 1999, and a $5.6 million increase in sales of electricity by Energy Services, from $384,000 for the six-month period ended June 30, 1998, to $6.0 million for the six-month period ended June 30, 1999. Energy Services' sales of natural gas increased by 3.4 million cubic feet and its sales of electricity increased by 131.6 megawatts during the six-month period ended June 30, 1999. Also contributing to the increase in revenues from Nonregulated Energy Products and Services in the six-month period ended June 30, 1999, was the sale of $946,000 of electric energy by Power Corp, which began generating and selling electricity in July, 1998.

       Operating Expenses. Operating expenses, including depreciation and income taxes, increased $34.2 million (33.3%) from $102.7 million for the first six months of 1998 to $136.8 million for the first six months of 1999. As a percentage of operating revenues, total operating expenses decreased slightly from 91.0% during the first six months of 1998 to 90.6% during the first six months of 1999.

       The cost of gas and other energy increased $27.6 million (42.7%) from $64.6 million for the first six months of 1998 to $92.2 million for the first six months of 1999, primarily because of the increased sales by PG Energy and Energy Services, the sales by Power Corp and the higher levels in PG Energy's gas cost rate (see "-Rate Matters").

       Other than the cost of gas and other energy and income taxes, operating expenses increased by $4.0 million (11.5%) from $34.5 million for the first six months of 1998 to $38.5 million for the first six months of 1999. This increase was largely attributable to a $2.5 million (11.1%) increase in operation and maintenance expense, primarily as a result of costs related to the proposed merger with Southern Union (See Note 7 of the Notes to Consolidated Financial Statements) and increased payroll and other costs associated with the expansion of the Company's nonregulated activities. Also contributing to the higher operating expenses was a $986,000 (14.1%) increase in taxes other than income taxes resulting from a higher level of gross receipts tax because of the increased sales of natural gas by PG Energy and the increased sales of electricity by Energy Services, as well as a $505,000 (9.7%) increase in depreciation expense, primarily because of additions to utility plant.

       Income taxes increased $2.6 million (75.7%) from $3.5 million for the six-month period ended June 30, 1998, to $6.1 million for the six-month period ended June 30, 1999, largely as a result of an increase in income before income taxes (for this purpose, operating income net of interest charges).
       Operating Income. As a result of the above, operating income increased by $4.0 million (39.8%) from $10.1 million for the six-month period ended June 30, 1998, to $14.1 million for the six-month period ended June 30, 1999, and also increased as a percentage of total operating revenues for such periods from 9.0% in the six-month period ended June 30, 1998, to 9.4% in the six-month period ended June 30, 1999.

       The operating income (loss) attributable to the Company's three operating segments for the six-month period ended June 30, 1999 and 1998, was as follows:

                                      Six-Month Period Ended June 30,
                                     --------------------------------
                                                             Increase
                                       1999        1998     (Decrease)
                                     --------    --------    --------

Energy Products and Services -
 Regulated .......................   $ 14,568    $  9,862    $  4,706
 Nonregulated ....................        539         525          14
Pipeline Construction and Services       (231)        (18)       (213)
Intercompany eliminations and
 corporate expenses ..............       (749)       (264)       (485)
                                     --------    --------    --------
 Total ...........................   $ 14,127    $ 10,105    $  4,022
                                     ========    ========    ========

       The increase in operating income from Regulated Energy Products and Services was primarily related to the increased sales to PG Energy's residential and commercial heating customers in 1999. The increase in operating income from Nonregulated Energy Products and Services was largely the result of the increased sales of natural gas and electricity by Energy Services, the effect of which was largely offset by the impact of costs incurred by Power Corp during a scheduled three-week shutdown of its cogeneration facility for maintenance in May, 1999. The decrease in operating income from Pipeline Construction and Services was primarily the result of the start-up costs incurred with respect to several major contracts during the second quarter of 1999. The increase in intercompany eliminations and corporate expenses was largely the result of expenses related to the proposed merger with Southern Union Company (See Note 7 of the Notes to Consolidated Financial Statements) incurred during the second quarter of 1999.

       Other Income (Deductions), Net. Other income, net decreased $915,000 from income of $935,000 for the six-month period June 30, 1998, to income of $20,000 for the six-month period ended June 30, 1999, largely as a result of a gain on the sale of nonutility property recorded in June, 1998, and the absence of any similar gain in 1999.

       Subsidiary's Preferred Stock Dividends. Dividends on preferred stock decreased $538,000 (83.8%) from $642,000 for the six-month period ended June 30, 1998, to $104,000 for the six-month period ended June 30, 1999, largely as a result of the repurchase by PG Energy of all its remaining 9% cumulative preferred stock as of December 1, 1998.

       Net Income. The increase of $3.4 million (66.2%) in net income, from $5.1 million for the six-month period ended June 30, 1998, to $8.6 million for the six-month period ended June 30, 1999, as well as the $.28 per share (53.8%) increase in basic earnings per share of common stock, from $.52 per share for the six-month period ended June 30, 1998, to $.80 per share for the six-month period ended June 30, 1999, and the $.27 per share (51.9)% increase in diluted earnings per share of common stock from $.52 per share for the six-month period ended June 30, 1998, to $.79 per share for the six-month period ended June 30, 1999, were principally the result of the increase in operating income, as discussed above.

RATE MATTERS

       Rate Increase. By Order adopted October 16, 1998, the PPUC approved an overall 4.1% increase in PG Energy's base rates, designed to produce $7.4 million of additional annual revenue, effective October 17, 1998.

       Gas Cost Adjustments. The provisions of the Pennsylvania Public Utility Code require that the tariffs of local gas distribution companies ("LDCs") be adjusted on an annual basis, and, in the case of larger LDCs such as PG Energy, on an interim basis when circumstances dictate, to reflect changes in their purchased gas costs. The procedure includes a process for the reconciliation of actual gas costs incurred and actual revenues received and also provides for the refund of any overcollections or the recoupment of any undercollections of gas costs, plus interest in either case.

       In accordance with these procedures, PG Energy has been permitted to make the following changes since January 1, 1998, to the gas costs contained in its gas tariff rates:

                            Change in              Calculated
 Effective                Rate per MCF          Increase (Decrease)
                    ------------------------
    Date                From          To        in Annual Revenue
- ----------------    ----------    ----------     ------------

June 1, 1999 ....   $   4.39       $   4.15       $(5,800,000)
March 1, 1999 ...       4.53           4.39        (3,200,000)
December 1, 1998        4.25           4.53         7,100,000
September 1, 1998       4.18           4.25         1,900,000
June 1, 1998 ....       3.95           4.18         5,800,000
March 1, 1998 ...       4.05           3.95        (2,100,000)

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

       In order to temporarily finance construction expenditures and to meet its seasonal borrowing requirements, PG Energy has made arrangements for a total of $54.0 million of unsecured revolving bank credit, which is deemed adequate for its needs. Specifically, PG Energy currently has six bank lines of credit with an aggregate borrowing capacity of $54.0 million which provide for borrowings at interest rates generally less than prime and which mature at various dates during 1999 and 2000 and which PG Energy intends to renew or replace as they expire. As of July 31, 1999, PG Energy had $18.6 million of borrowings outstanding under these bank lines of credit.

       In order to finance the conversion of its cogeneration facility, the construction of a methane recovery facility and the initial phases of the development of an industrial site adjacent to its cogeneration facility, Power Corp has borrowed $7.0 million pursuant to two bank lines of credit as of July 31, 1999. These bank lines of credit provide for borrowings at interest rates less than prime and mature during 1999 and 2000. Power Corp intends to renew or replace these lines of credit as they expire. In addition, the Company has guaranteed the repayment of a $10.6 million tax incremental financing ("TIF") by the Redevelopment Authority of the County of Lackawanna, the proceeds of which are being used to finance infrastructure improvements at the industrial site being developed by Power Corp. Under the terms of the TIF, the incremental tax revenues generated at the industrial site will be used to satisfy the payments of interest and principal, and the Company will be obligated for any amount by which those debt service payments exceed the incremental tax revenues.

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

Long-Term Debt and Capital Stock Financings

       Both the Company and its subsidiaries, most notably PG Energy, periodically engage in long-term debt and capital stock financings in order to obtain funds required for construction expenditures, the refinancing of existing debt and various working capital purposes. No long-term debt or capital stock financings were consummated by either the Company or PG Energy during the six-month period ended June 30, 1999.

       The Company also obtains external funds from the sale of common stock through its Dividend Reinvestment and Stock Purchase Plan, its Customer Stock Purchase Plan (although the Customer Stock Purchase Plan was suspended on June 7, 1999, as a result of the planned merger with Southern Union Company - see
Note 7 of the Notes to Consolidated Financial Statements), its 1992 Stock Option Plan and its Employees' Savings Plan. During 1999 (through July 31, 1999) the Company realized $9.9 million from the issuance of common stock under these plans.

Capital Expenditures and Related Financings

       Capital expenditures totaled $14.0 million during the first six months of 1999, including $9.1 million of expenditures for the construction of utility plant and $2.5 million for the development of an industrial site adjacent to Power Corp's cogeneration facility.

       The Company estimates that its capital expenditures will total $12.0 million for the remainder of the year, consisting of $9.3 million relative to utility plant and $2.7 million with respect to the Company's nonregulated activities. These capital expenditures will be financed with internally generated funds and bank borrowings pending the proposed merger with Southern Union Company (See Note 7 of the Notes to Consolidated Financial Statements) or, alternatively, the periodic issuance of long-term debt and capital stock.

Current Maturities of Long-Term Debt

       As of June 30, 1999, $26.3 million of long-term debt was required to be repaid within twelve months. The $26.3 million of long-term debt includes $14.3 million outstanding under PG Energy's bank lines of credit which is due at various dates during 1999 and 2000, and $10.0 million of PG Energy's 9.23% series first mortgage bonds which mature September 1, 1999, and $2.0 million outstanding under Power Corp's bank lines of credit.

       PG Energy and Power Corp intend to finance their current maturities of long-term debt with internally generated funds and bank borrowings pending the proposed merger with Southern Union Company (See Note 7 of the Notes to Consolidated Financial Statements) or, alternatively, the periodic issuance of long-term debt and capital stock.

Pending Redemption of Preferred Stock

       As one of the conditions to the proposed merger with Southern Union Company (see Note 7 of the Notes to Consolidated Financial Statements), the Company has agreed to have PG Energy redeem all of the outstanding shares of its preferred stock prior to the merger. Such redemption, which will involve an aggregate redemption price of $5.2 million, plus accrued dividends, will be funded with borrowings under PG Energy's bank lines of credit.

Year 2000 Readiness Disclosure

       The Company has performed an inventory and assessment of its computer systems and applications, as well as devices with embedded technology, to identify year 2000 issues and to develop a plan for addressing those issues. This plan, which was initiated in 1996, was completed in March, 1999, for all applications and devices that could have a material effect on the Company's operations, as well as most other applications and devices, and all such applications and devices are now year 2000 compliant. The plan is scheduled to be completed by September 30, 1999, with respect to the several relatively minor issues that remain outstanding. The plan involved the replacement of certain systems with purchased software, the renovation of other systems, and the purchase of certain hardware and other devices. The Company has utilized both internal resources and contract personnel to implement the plan.

       It is estimated that the total cost of the Company's plan to address year 2000 issues will be approximately $2.0-2.5 million. This amount, nearly all of which had been expended as of June 30, 1999, includes costs for the purchase of hardware and software, external contractors and internal resources. The internal resources, which are estimated to account for approximately $1.0 million of the total cost, involved the redeployment of existing personnel and did not represent an incremental cost. In view of the estimated cost and because the plan is now essentially complete, management does not believe the expenditures necessary to carry out the plan to address year 2000 issues will be material relative to the Company's financial position or results of operations.

       As key elements of its plan to address year 2000 issues, the Company replaced its financial and human resource systems with purchased software. The installation of these new systems, along with modifications made to the Company's customer information system and upgrading of its operating system software which were completed in March, 1999, resolved the primary year 2000 issues.

       The Company's plan to address year 2000 issues includes an assessment of its critical suppliers and vendors, and also its largest customers, to determine their status relative to year 2000 compliance. The Company has surveyed approximately 200 such suppliers, vendors and customers and to date has not identified any situations that would appear to pose a significant risk to the Company. The Company intends to continue monitoring the status of its suppliers, vendors and largest customers relative to year 2000 compliance and will promptly make any changes in its contingency planning as the occasion warrants.

       The Company is subject to potential disruptions in its operations as a result of year 2000 related failures of its critical suppliers and vendors. Although there is presently no basis for suggesting such situation would occur, management believes the worst case scenario in such regard might involve the temporary disruption in the gas service of certain of its customers. To provide for this and other possible contingencies related to year 2000 issues, the Company has evaluated its existing emergency and disaster recovery plans and has concluded that these plans are adequate to address such potential situations. The emergency and disaster recovery plans will, however, be modified, if necessary, based on any changes in the Company's continuing assessment of the year 2000 compliance of its critical suppliers and vendors. The Company's plans, as they now exist and as they may be so modified, will attempt to mitigate, to the extent reasonably possible, the effect of any year 2000 related failures by a third party. However, the Company is dependent on its suppliers of natural gas, interstate gas pipelines and utility and telecommunication companies, over which it has no control, to serve its customers. Any disruption in service by one of these key suppliers could, depending upon its nature and extent, have a material adverse effect on the Company's operations.

Natural Gas Industry Restructuring

       In June, 1999, legislation was enacted in Pennsylvania which provides all customers of the larger natural gas utilities in the state with the right to choose their natural gas supplier. With respect to natural gas distribution companies such as PG Energy, the legislation requires that the companies offer all of their customers unbundled transportation services beginning on November 1, 1999. The PPUC is, however, permitted to extend such date for up to eight months (i.e. until July 1, 2000) for specific companies for good cause shown.

       While, under the terms of the legislation, the rates for the transportation of natural gas through PG Energy's distribution system and the storage services offered by PG Energy will continue to be price regulated by the PPUC, the commodity cost of gas purchased from suppliers other than PG Energy will not be so regulated. Customers can, however, continue to receive a bundled sales service from PG Energy which will be subject to price regulation by the PPUC. Essentially, the legislation extends the transportation service which has been available to PG Energy's larger customers for a number of years to all its customers, and customers will be able, if they so choose, to have their natural gas provided by a supplier other than PG Energy, based on nonregulated market prices and other considerations.

       In accordance with provisions of the legislation, PG Energy submitted a restructuring filing with the PPUC on August 2, 1999. This filing describes the terms and conditions, and includes the tariffs by which PG Energy proposes to offer unbundled transportation service to all of its customers. In the filing, PG Energy has proposed that such service will be offered no later than April 1, 2000, once the appropriate customer education has been accomplished and the necessary information systems have been implemented. It is not possible, at this time, to determine if the PPUC will accept PG Energy's restructuring filing as submitted, or whether it will require certain modifications or revisions thereto.

       Because the legislation permits all customers of larger natural gas utilities to choose their supplier of natural gas, PG Energy will be faced with significant competition from marketers for the sale of natural gas to its customers. However, under current regulations of the PPUC, PG Energy does not realize a profit or incur any loss with respect to the commodity cost of natural gas. Moreover, PG Energy does not expect the legislation will result in the bypass of its distribution system by any significant number of customers because of the nature of its customer base and the cost of any such bypass. Additionally, based on various provisions of the legislation, PG Energy does not believe that the legislation will result in any significant amount of transition costs (such as the negotiated buyout of contracts with interstate pipelines, the recovery of deferred purchased gas costs or the recovery of regulated assets). Further, PG Energy believes that the transition costs it will incur in offering choice to all its customers (including those involving information systems and customer education) will generally be recoverable through rates or other customer charges. Accordingly, although it cannot be certain, PG Energy does not believe that the enactment of the legislation will have any material adverse impact on its earnings or financial condition despite the increased competition to which PG Energy will be subject regarding the sale of natural gas to its customers.

Forward-Looking Statements

       Certain statements made above relating to plans, conditions, objectives and economic performance go beyond historical information and may provide an indication of future results. To that extent, such statements are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, and each is subject to factors that could cause actual results to differ from those in the forward-looking statement. The Company cautions that assumptions, projections, expectations, intentions or beliefs about future events, while expressed in good faith and believed by the Company to have a reasonable basis, may and often do vary from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements. The following are some of the factors that could cause actual achievements and events to differ materially from those expressed or implied in such forward-looking statements: the recently enacted legislation in Pennsylvania providing for the restructuring of the natural gas industry; the proposed merger with Southern Union (See Note 7 of the Notes to Consolidated Financial Statements); the impact of any year 2000 disruption; industrial, commercial and residential growth in the service territories of the Company and its subsidiaries; the weather and other natural phenomena; the timing and extent of changes in commodity prices and interest rates; changes in environmental and other laws and regulations to which the Company and its subsidiaries are subject or other external factors over which the Company has no control; growth in opportunities for the Company's nonregulated activities; and general economic conditions and uncertainties relating to such growth during the periods covered by the forward-looking statements. Also, it is not possible for the Company to predict any new factors which may emerge and affect the Company and its subsidiaries, nor can it assess the effect of each such factor on the Company's business or the extent to which any such factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The Company undertakes no obligation to publicly release any revision to these forward-looking statements to reflect events or circumstances after the date of this filing.

                           PART II. OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of the Company was held on May 5, 1999.

The following persons were elected directors of the Company with the voting as indicated:

                                   No. of Shares                 No. of Shares
            Name                   Voted in Favor                   Withheld
- -----------------------------    -----------------            -----------------

Ronald W. Simms                      9,230,338                       68,804

William D. Davis                     9,226,088                       73,054

Thomas F. Karam                      9,227,890                       71,252

Robert J. Keating                    9,214,849                       84,293

James A. Ross                        9,218,388                       80,754

John D. McCarthy                     9,221,033                       78,109

Kenneth M. Pollock                   9,205,056                       94,086

John D. McCarthy, Jr.                9,213,485                       85,657

Richard A. Rose, Jr.                 9,224,090                       75,052

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

     2-1 Agreement of Merger between Southern Union Company and Pennsylvania Enterprises, Inc. dated as of June 7, 1999 -- filed herewith.

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



                                                PENNSYLVANIA ENTERPRISES, INC.
                                                       (Registrant)

Date:    August 3, 1999                 By:        /s/ Donna M. Abdalla
     -----------------------                  --------------------------------
                                                       Donna M. Abdalla
                                                           Secretary

Date:    August 3, 1999                 By:        /s/ John F. Kell, Jr.
     -----------------------                  --------------------------------
                                                       John F. Kell, Jr.
                                              Vice President, Financial Services
                                               (Principal Financial Officer and
                                                 Principal Accounting Officer)